Form 10-Q
period 2023-09-30
LUDWIG ENTERPRISES, INC.
filed 2023-11-28
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2023
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File No. 333-271439

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1133438 (IRS Employer Identification No.)

1749 Victorian Avenue, #C-350, Sparks, Nevada 89431

(Address of Principal Executive Offices, Including Zip Code)

786-235-9026

(Registrant’s telephone number, including area code)

_____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company ☒
Non-accelerated filer [X]		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value (being the only class of its common stock), is 154,448,170 as of November 28, 2023.

Ludwig Enterprises, Inc. and Subsidiaries

Page(s)

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	7

Consolidated Notes to Financial Statements (Unaudited)	8 - 30

Ludwig Enterprises, Inc.

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$6,632	$516,195
Prepaids	4,133	—
Total Current Assets	10,765	516,195

Total Assets	$10,765	$516,195

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$85,950	$6,882
Notes payable - net	630,009	507,136
Convertible notes payable - net	640,000	828,344
Total Current Liabilities	1,355,959	1,342,362

Stockholders' Deficit
Preferred stock - $0.001 par value; convertible, 7,000,000 shares authorized; 7,000,000 and 7,000,000 shares issued and outstanding, respectively	7,000	7,000
Common stock - $0.001 par value, 1,250,000,000 shares authorized 323,570,966 and 315,188,929 shares issued and outstanding, respectively	323,570	315,188
Common stock issuable (1,040,000 and 0 shares, respectively, at $0.001 par value)	1,040	—
Common stock returnable (171,162,746 and 0 shares, respectively, at $0.001 par value)	(171,163)
Additional paid-in capital	2,287,033	637,577
Accumulated deficit	(3,792,674)	(1,785,932)
Total Stockholders' Deficit	(1,345,194)	(826,167)

Total Liabilities and Stockholders' Deficit	$10,765	$516,195

Ludwig Enterprises, Inc.

Consolidated Statements of Operations

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses
Research and development	34,498	18,200	$428,708	$18,200
General and administrative expenses	161,072	182,319	845,328	265,845
Total operating expenses	195,570	200,519	1,274,036	284,045

Loss from operations	(195,570)	(200,519)	(1,274,036)	(284,045)

Other income (expense)
Amortization of debt discount	(61,733)	(100,823)	(434,514)	(284,312)
Gain on debt extinguishment	—	—	—	44,475
Inducement expense	(186,160)	—	(289,017)	—
Interest expense	(4,003)	(2,630)	(9,175)	(11,438)
Total other expense - net	(251,896)	(103,453)	(732,706)	(251,275)

Net loss	$(447,466)	$(303,972)	$(2,006,742)	$(535,320)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	315,188,929	315,178,059	288,008,800	313,213,288

Ludwig Enterprises, Inc.

Statements of Stockholders' Deficit

	Convertible								Additional		Total
	Preferred Stock		Common Stock		Common Stock Issuable		Common Stock Returnable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	—	$—	—	$—	$637,577	$(1,785,932)	$(826,167)

Stock issued for license fee ($0.37.share)	—	—	1,000,000	1,000	—	—	—	—	369,000	—	370,000

Stock issued for services ($0.10 - $0.36/share)	—	—	490,000	490	—	—	—	—	175,910	—	176,400

Net loss	—	—	—	—	—	—	—	—	—	(975,829)	(975,829)

March 31, 2023	7,000,000	7,000	316,678 ,929	316,678	—	—	—	—	1,182,487	(2,761,761)	(1,255,596)

Stock issued for services ($0.10 - $0.143/share)	—	—	383,334	383	—	—	—	—	45,600	—	45,983

Conversion of debt to common stock ($0.11/share) including inducement expense	—	—	6,298,703	6,299	—	—	—	—	789,416	—	795,715
Net loss	—	—	—	—	—	—	—	—	—	(583,447)	(583,447)

June 30, 2023	7,000,000	7,000	323,360,966	323,360	—	—	—	—	2,017,503	(3,345,208)	(997,345)

Stock issued for services ($0.173/share)	—	—	210,000	210	—	—	—	—	36,120	—	36,330

Common stock issuable in connection with the extension of notes and convertible notes including inducement expense ($0.179/share)	—	—	—	—	1,040,000	1,040	—	—	185,120	—	186,160
Stock repurchased and returnable in exchange for note payable ($0.001) - related party - net	—	—	—	—	—	—	(171,162,746)	(171,163)	48,290	—	(122,873)

Net loss	—	—	—	—	—	—	—	—	—	(447,466)	(447,466)

September 30, 2023	7,000,000	$7,000	323,570,966	$323,570	1,040,000	$1,040	(171,162,746)	$(171,163)	$2,287,033	$(3,792,674)	$(1,345,194)

	Convertible						Additional		Total
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2021	—	$—	311,838,929	$311,838	—	$—	$451,227	$(820,782)	$(57,717)

Debt discount - beneficial conversion feature	—	—	—	—	—	—	75,000	—	75,000

Net loss	—	—	—	—	—	—	—	(87,502)	(87,502)

March 31, 2022	—	—	311,838,929	311,838	—	—	526,227	(908,284)	(70,219)

Cancellation of common stock	—	—	(100,000)	(100)	—	—	100	—	—

Stock issued for services	—	—	2,250,000	2,250	—	—	56,250	—	58,500

Stock issued for services - related party	—	—	200,000	200	—	—	5,000	—	5,200

Stock issued for option to acquire common stock	1,000,000	1,000	—	—	—	—	—	—	1,000

Net loss	—	—	—	—	—	—	—	(143,846)	(143,846)

June 30, 2022	1,000,000	1,000	314,188,929	314,188	—	—	587,577	(1,052,130)	(149,365)

Stock issued for cash	6,000,000	6,000	—	—	—	—	—	—	6,000

Stock issued for asset purchase	—	—	1,000,000	1,000	—	—	17,000	—	18,000

Net loss	—	—	—	—	—	—	—	(303,972)	(303,972)

September 30, 2022	7,000,000	$7,000	315,188,929	$315,188	—	$—	$604,577	$(1,356,102)	$(429,337)

Ludwig Enterprises, Inc.

Consolidated Statement of Cashflows

	Nine Months Ended September 30,
	2023	2022

Operating activities
Net loss	$(2,006,742)	$(535,320)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	258,713	58,500
Stock issued for services - related party	—	5,200
Stock issued for option to acquire common stock	—	1,000
Stock issued for license fee	370,000	—
Stock issued for asset purchase	—	18,000
Amortization of debt discount	434,514	284,312
Provision for obsolete inventory	46,981	—
Inducement expense	289,017	—
Gain on debt extinguishment	—	(44,475)
Changes in operating assets and liabilities
(Increase) decrease
Prepaids	(4,133)	—
Inventory	(46,981)	—
Increase (decrease)
Accounts payable and accrued expenses	79,066	11,438
Net cash used in operating activities	(579,563)	(201,345)

Financing activities
Proceeds from preferred stock issued for cash	—	6,000
Proceeds from convertible notes payable - net	70,000	75,000
Net cash provided by financing activities	70,000	81,000

Net decrease in cash	(509,563)	(120,345)

Cash - beginning of period	516,195	125,000

Cash - end of period	$6,632	$4,655

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Original issuance debt discount	$30,000	$75,000
Conversion of notes payable into common stock	$692,858	$—
Stock repurchased and returnable in exchange for note payable - related party - net	$122,873	$—
Cancellation of common stock	$—	$100
Conversion of accrued interest into convertible notes payable	$—	$9,473
Debt discount - beneficial conversion feature	$—	$75,000
Reclassification from convertible notes to notes payable	$—	$429,740

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Ludwig Enterprises, Inc. (collectively, “we,” “us,” “our” or the “Company”), a Nevada Corporation (incorporated February 2006).

The Company is currently seeking to develop products and services through the use of cutting-edge technologies in the health care industry.

Formation of Subsidiaries

On May 18, 2022, the Company formed mRNA for Life, Inc. (“mRNA”), a Wyoming corporation, which is a wholly-owned subsidiary of the Company. mRNA is expected to produce supplements to address clinical diagnoses from mRNA cheek swabs.

On November 18, 2022, the Company formed Precision Genomics, Inc. (“PGI”), a Wyoming corporation, which is a wholly-owned subsidiary of the Company. PGI will be developing proprietary medical artificial intelligence (“AI”) technology that uses mRNA inflammatory language to potentially capture an inflammatory snapshot of disease and the body’s response to treatment.

On June 6, 2023, the Company formed Exousia Ai, Inc. (“EXO”), a Wyoming corporation, which is a wholly-owned subsidiary of the Company. EXO is expected to investigate a differential sequence of Exosomal Nanog DNA as a possible diagnostic cancer marker

Liquidity, Going Concern and Management’s Plans

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the nine months ended September 30, 2023, the Company had:

●	Net loss of $2,006,742; and
●	Net cash used in operations was $579,563

Additionally, at September 30, 2023, the Company had:

●	Accumulated deficit of $3,792,674
●	Stockholders’ deficit of $1,345,194; and
●	Working capital deficit of $1,345,194

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company has cash on hand of $6,632 at September 30, 2023. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2023,
●	Seek out strategic acquisitions of health care technology; and
●	Explore prospective partnership opportunities

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form S-1/A for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on November 3, 2023. On November 8, 2023, the SEC declared the S-1/A effective.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries mRNA and EXO. All intercompany transactions and balances have been eliminated.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment. The Company manages its business on the basis of one operating and reportable segment.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Significant estimates during the nine months ended September 30, 2023 and 2022 include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

 Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1–-Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2–-Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3–-Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments are carried at historical cost. At September 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2023 and December 31, 2022, the Company’s cash balances exceeded FDIC insured limits by $0 and $256,583, respectively. The Company did not have any losses on cash in excess of the insured FDIC limit.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Specifically, the Company has bottles of vitamin supplements.

Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

Management assesses the recoverability and establishes reserves of the various inventory components on a quarterly basis and is based on the estimated net realizable values of respective finished inventory.

Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages.

Inventory at September 30, 2023 and December 31, 2022 was $0 and $0, respectively.

From time to time, the Company may give away samples of its inventory. Samples are recorded as a component of advertising expense.

During the three and nine months ended September 30, 2023, the Company recorded a provision for obsolete inventory of $46,981. The Company determined that the product inventory was not saleable. The Company recorded this write down as a component of advertising expense which is included as part of general and administrative expenses. See advertising policy note below.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as a gain or loss on the change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At September 30, 2023 and December 31, 2022, the Company had no derivative liabilities.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which may contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the premium to interest expense on the note issuance date.

Beneficial Conversion Features

For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock. ASC 470-20 requires that the beneficial conversion feature be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible limited to the amount of the loan. This amount is recorded as a debt discount and amortized to interest expense in the Consolidated Statements of Operations.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Upon a debt extinguishment or inducement, any unamortized debt discount is expensed in relation to the amount of debt retired. See Note 3.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

Upon a debt extinguishment or inducement, any unamortized debt issue costs are expensed in relation to the amount of debt retired. See Note 3.

Research and Development

The Company accounts for research and development costs in accordance with ASC subtopic 730-10, Research and Development (“ASC 730-10”).

Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

The Company incurred research and development expenses of $34,498 and $220,600 for the three months ended September 30, 2023 and 2022, respectively.

The Company incurred research and development expenses of $428,708 and $265,845 for the nine months ended September 30, 2023 and 2022, respectively.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

As of September 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the statements of operations.

The Company recognized $48,620 and $4,000 in marketing and advertising costs during the three months ended September 30, 2023 and 2022, respectively.

The Company recognized $121,397 and $5,811 in marketing and advertising costs during the nine months ended September 30, 2023 and 2022, respectively.

Advertising expenses noted above for the three and nine months ended September 30, 2023 included a provision for obsolete inventory of $46,981.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable upon the conversion of stock options and warrants (using the treasury stock method), convertible preferred stock, convertible notes and contingently issuable shares. These common stock equivalents may be dilutive in the future.

As noted below in Notes 3 and 4, all common stock issuable (1,040,000 shares) and common stock returnable (171,162,746 shares) have been included in the computation of our basic and diluted earnings per share. These shares are subject to an administrative adjustment from the Company’s transfer agent; however, all such transactions have been executed and validly approved by and amongst the Company and the counter party.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

At September 30, 2023 and 2022, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	September 30, 2023	September 30, 2022
Convertible Preferred Stock	700,000,000	100,000,000

Each share of issued and outstanding preferred stock (7,000,000 and 1,000,000 shares, respectively) is convertible into 100 shares of common stock.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently Adopted Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found the following recent accounting pronouncements issued, but not yet effective accounting pronouncements, are not expected to have a material impact on the financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

This guidance was adopted on January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company's consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

Note 3 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

The Company had the following activity related to its notes payable:

Terms	Total
Balance – December 31, 2021	$432,136
Proceeds (face amount of note)	150,000
Original issue debt discount	(75,000)
Balance – December 31, 2022	507,136
Stock purchased and returnable in exchange for note payable	122,873
Balance – September 30, 2023	$630,009

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Notes payable are summarized as follows:

Issue Date	Maturity Date	Interest Rate	Collateral	September 30, 2023	December 31, 2022

June 2012	January 2024	8%	Unsecured	$6,240	$6,240
May 2014	January 2024	8%	Unsecured	3,456	3,456
June 2016	January 2024	8%	Unsecured	38,216	38,216
January 2017	January 2024	8%	Unsecured	7,344	7,344
November 2020	January 2024	12%	Unsecured	46,480	46,480
March 2021	January 2024	8%	Unsecured	5,400	5,400
November 2021	April 2024	0%	Unsecured	250,000	250,000
February 2022	April 2024	0%	Unsecured	150,000	150,000
August 2023	August 2024	8%	Unsecured	122,873	—
				$630,009	$507,136

Modification of Notes Payable

The notes listed above at December 31, 2022 totaling $507,136 (excludes note for $122,873 due August 2024) were originally due at various dates in 2023. In 2023, the Company extended the maturity dates of these notes listed above to January 2024 or April 2024.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in significant and consequential changes to the economic substance of the debt totaling $107,136 (due January 2024), and thus resulted in a modification of the debt and not an extinguishment of the debt. Accordingly, no gain or loss on debt extinguishment was recorded.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates resulted in significant and consequential changes to the economic substance of the debt totaling $400,000 (due April 2024), and thus resulted in an extinguishment of the debt. The Company issued 400,000 shares of common stock, having a fair value of $71,600 (based upon the quoted closing price of $0.179/share) in connection with the lender agreeing to extend the loan maturity date. There were no other changes to these notes payable. Accordingly, the Company recorded an inducement expense of $71,600.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were greater than 10% different from the present value of the remaining cash flows under the original debt instruments.

See Note 4 regarding common stock issuable.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance – December 31, 2021	$—
Proceeds (face amount of note)	1,307,857
Original issue debt discount	(552,857)
Debt discount–- beneficial conversion feature	(75,000)
Amortization of debt discount	138,871
Conversion of accrued interest into convertible notes payable	9,473
Balance – December 31, 2022	828,344
Proceeds (face amount of note)	100,000
Original issue debt discount	(30,000)
Amortization of debt discount	434,514
Conversion of debt into common stock	(692,858)
Balance – September 30, 2023	$640,000

Convertible Notes Payable are summarized as follows:

Issue Date	Maturity Date	Interest Rate	Collateral	September 30, 2023	December 31, 2022

October 2022	April 2024	0%	Unsecured	$440,000	$440,000
November 2022	November 2023	0%	Unsecured	—	200,000
December 2022	April 2024	0%	Unsecured	100,000	592,857
January 2023	April 2024	0%	Unsecured	100,000	—
				640,000	1,232,857
		Less: unamortized debt discount		—	404,513
		Convertible notes payable – net		$640,000	$828,344

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note Issued in 2023

In 2023, the Company issued an unsecured, one (1) year, original issue discount convertible note with a face amount of $100,000. This note contained an original issue discount of $30,000, resulting in net proceeds of $70,000.

The total debt discount of $30,000 is being amortized over the life of the convertible note and has been recorded as a component of other income (expense) – net in the accompanying consolidated statements of operations.

This note is convertible at a 20% discount to market upon the effectiveness of the Company’s Form S-1 registration statement. This convertible note contains an embedded contingent conversion feature that until the contingency is resolved (declared effectiveness of the S-1 registration statement) is not required to be accounted for in accordance with the related accounting guidance. The embedded feature in this convertible note was not accounted for at September 30, 2023 and December 31, 2022, respectively, given the probability of the S-1 not becoming effective and also due to the expected inability to acquire sufficient funds from an effective S-1 to repay the note holder, as determined by the Company.

On November 8, 2023, the Company’s S-1 registration statement was declared effective. However, the lender has waived their right to the discount to market feature. As a result, both at September 30, 2023 and November 8, 2023, the Company was not required to account for the discount to market feature as a derivative liability.

See below for discussion of inducement expense.

Notes Issued in 2022

During 2022, the Company issued a convertible note payable for $150,000. In connection with the issuance of this note, the Company recorded an original discount of $75,000. Additionally, due to the fixed rate embedded conversion feature, the Company also recorded a beneficial conversion feature of $75,000, resulting in an increase to additional paid in capital. The Company received $75,000 in net proceeds.

The total debt discount of $150,000 is being amortized over the life of the convertible note and has been recorded as a component of other income (expense) – net in the accompanying consolidated statements of operations.

The remaining convertible notes issued in 2022 totaling $1,232,857 contained original issue discounts totaling $477,857, resulting in net proceeds of $755,000. These original issue discounts are being amortized over the life of the notes and have been recorded as a component of other income (expense) – net in the accompanying consolidated statements of operations.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Each of these convertible notes aggregating $1,232,857 are convertible at a 20% discount to market upon the effectiveness of the Company’s Form S-1 registration statement. These convertible notes each contain an embedded contingent conversion feature that until the contingency is resolved (declared effectiveness of the S-1 registration statement) is not required to be accounted for in accordance with the related accounting guidance. The embedded feature in these convertible notes was not accounted for at December 31, 2022 given the probability of the S-1 not becoming effective and also due to the expected inability to acquire sufficient funds from an effective S-1 to repay the note holders, as determined by the Company.

On November 8, 2023, the Company’s S-1 registration statement was declared effective. However, the lenders have waived their right to the discount to market feature. As of September 30, 2023, the Company had concluded that the probability of the effectiveness of the S-1 was unlikely to occur. As a result, both at September 30, 2023 and November 8, 2023, the Company was not required to account for the discount to market feature as a derivative liability.

See below regarding inducement expense.

Modification and Extinguishment of Convertible Notes Payable and Inducement Expense (Year Ended December 31, 2022 and Nine Months Ended September 30, 2023)

Year Ended December 31, 2022

Elimination of Conversion Options and Balance Sheet Classification

In April and June 2022, the Company eliminated the conversion options ($0.001 - $0.01/share) associated with all of its then outstanding convertible notes payable, including certain original issue discount notes.

On the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments (including accrued interest) were greater than 10% different from the present value of the remaining cash flows under the original debt instruments. Additionally, the Company determined that the elimination of the conversion options were substantive on the date of modification.

As a result, the Company recorded a gain on debt extinguishment of $44,475 as follows:

Debt–-prior to modification	$151,611
Debt–-after modification	107,136
Gain on debt extinguishment	$44,475

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Conversion of Accrued Interest Payable into Notes Payable

$9,473 of accrued interest payable on the convertible notes payable outstanding at the time of modification were added to the existing balance of various notes and carried forward as new notes.

Interest Rate Change

Prior to the modification, the convertible notes payable bore interest ranging from 8% to 15%. In connection with the modification, interest rates ranged from 8% to 12%. There is no default interest rate for any notes or convertible notes issued.

Nine Months Ended September 30, 2023

Maturity Date, Note Modifications in 2023 and 2022 and Inducement Expense

Prior to the modification, the convertible notes payable matured on various dates ranging from 2020 and prior through 2022. In connection with the 2022 modification, maturity dates ranged from April 2023 to May 2023.

In May 2023, all of the notes listed above ($440,000) were extended to January 2024.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity date did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. Accordingly, no gain or loss on debt extinguishment was recorded.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instrument was less than 10% different from the present value of the remaining cash flows under the original debt instrument.

In May 2023, as part of the outstanding $1,232,857 in convertible notes payable balance, $692,857 of these notes were converted to 6,298,703 shares of common stock ($0.11/share) (see Note 4 and below regarding inducement).

As a result, $540,000 in convertible notes remained from this initial debt modification (October 2022 - $440,000 (now due April 2024), and December 2022 - $100,000 (now due April 2024)).

In September 2023, all of the notes listed above ($540,000) as well as the note issued in January 2023 ($100,000) were extended to April 2024 (total $640,000).

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates resulted in significant and consequential changes to the economic substance of the debt totaling $640,000 (due April 2024), and thus resulted in an extinguishment of the debt. The Company issued 640,000 shares of common stock, having a fair value of $114,560 (based upon the quoted closing price of $0.179/share) in connection with the lender agreeing to extend the loan maturity date. There were no other changes to these notes payable. Accordingly, the Company recorded an inducement expense of $114,560.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were greater than 10% different from the present value of the remaining cash flows under the original debt instruments.

Inducements

1st Inducement

In May 2023, the Company added a second conversion feature to certain notes aggregating $342,857. The Company, in addition to allowing conversion at a discount to market pending the effectiveness of their S1 registration statement, allowed these debt holders an option to convert their debt at a fixed rate of $0.11/share.

In adding this substantive conversion option ($0.11/share), the Company determined that an inducement had occurred. Of the $692,857 in debt converted, $342,857 was the amount of debt that received a fixed rate conversion option ($0.11/share), the remaining $350,000 in debt did not receive a fixed rate conversion option, however, was converted at an agreed upon amount of $0.11/share.

The entire $692,857 was converted into 6,298,703 shares of common stock. See Note 4.

The fair value of the Company’s common stock on the date of inducement was in excess of the value of the debt converted by $102,857 as follows during the nine months ended September 30, 2023:

September 30, 2023
Fair value of common stock on conversion date	$445,714
Fair value of debt subject to inducement	342,857
Inducement expense	$102,857

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

2nd Inducement (summary of activity from above – excludes inducement related to addition of substantive conversion option at $0.11/share)

As noted above for various notes ($400,000) and convertible notes ($640,000) which were amended in September 2023 (aggregate $1,040,000) to extend the maturity date of these notes to April 2024, the Company issued 1,040,000 shares of common stock having a fair value of $186,160, based upon the quoted closing price of $0.179/share.

The fair value of the Company’s common stock on the date of inducement was in excess of the value of the debt converted by $186,160 as follows during the nine months ended September 30, 2023:

September 30, 2023
Fair value of debt and common stock on extinguishment date	$1,226,160
Fair value of debt subject to inducement	1,040,000
Inducement expense	$186,160

See Note 4 regarding common stock issuable.

Note 4 – Stockholders’ Deficit

The Company has two (2) classes of stock:

Common Stock

●	1,250,000,000 shares authorized
●	$0.001 par value
●	Voting at 1 vote per share

Preferred Stock

In May 2022 and December 2022, the Company’s Articles of Incorporation, as amended, authorized the issuance of 7,000,000 shares of preferred stock which may be amended from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Board of Directors has made the following designations of its preferred stock:

Series A, Convertible Preferred Stock

●	7,000,000 shares authorized.
●	$0.001 par value.
●	Conversion feature–-each share of preferred stock is convertible into 100 shares of common stock.
●	Voting–-on an as converted basis with common stock, at the applicable conversion rate (100 votes for each share of convertible preferred held).
●	Dividends–-accrued only upon declaration of the board of directors, at the applicable conversion rate.
●	Mandatorily redeemable (automatic conversion) on January 1, 2025. (See below amendment)
●	Anti-dilution provision – rights exist for the period of two years after the convertible preferred shares were converted into common stock. Additionally, holders of the convertible preferred stock will have full ratchet anti-dilution protection rights at the rate of 65% calculated on a fully diluted basis. (See below amendment)

In connection with the issuance of these Series A, convertible preferred shares, the Company determined that there were no provisions within ASC 815 that were met, which would require derivative liability accounting treatment.  Specifically, as noted below, upon amending the terms of the Series A, convertible preferred stock, at that time, there had been no new stock issuances of any type which may have triggered the anti-dilution provision.

In December 2022, the Company amended its articles of incorporation related to certain terms of its Series A, convertible preferred stock.  At that time, the Company, along with approval from its convertible preferred stockholders agreed to remove provisions related to mandatory redemption as well as anti-dilution rights.

At September 30, 2023 and December 31, 2022, the Company had 7,000,000 and 7,000,000 shares issued and outstanding, respectively. See below for related issuances.

Equity Transactions for the Nine Months Ended September 30, 2023

Stock Issued for License

The Company issued 1,000,000 shares of common stock in exchange for the right to license, manufacture and market nutraceutical products. These shares had a fair value of $370,000 ($0.37/share), based upon the quoted closing trading price. Additionally, the Company was required to pay $0.10/bottle of product sold. In 2023, there were no sales of product and the remaining $46,981 of related inventory was written off as the products were no longer considered saleable. See above disclosures on inventory and advertising expense.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company will expense the issuance of these shares as a component of research and development, since shortly after paying for the license, management concluded that it could not commercialize the technology.

Pursuant to Accounting Standard Codification 350 “Goodwill and Other Intangible Assets” (“ASC 350”), this guidance requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

During the quarter ended March 31, 2023, management qualitatively assessed this intangible (license agreement) to determine whether testing was necessary.

Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. This qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit was less than it’s carrying value, a quantitative assessment was then performed. Based on the qualitative analysis conducted during the quarter, management performed a quantitative analysis determining that the asset was not recoverable and would need to be expensed (and not capitalized) on the grant date.

In reaching our conclusion to expense the issuance on the grant date and in accordance with ASC 350-30-35-3, we evaluated pertinent factors in arriving at this estimate including the Company no longer pursuing commercialization of the license.

Ultimately, we concluded that since the intellectual property cannot be commercialized at this time, the expected use of the asset as well as the Company’s historical experience (very limited) would not support capitalizing an asset that would have been deemed non recoverable on the acquisition date.

Stock Issued for Services

The Company issued 1,083,334 shares of common stock for services rendered, having a fair value of $258,713 ($0.10 - $0.36/share), based upon the quoted closing trading price.

Extinguishment of Convertible Notes Payable and Debt Converted into Common Stock

In May 2023, the Company amended certain original issue discount notes aggregating $342,857 by adding a fixed rate conversion option of $0.11/share (inducement to convert). These notes already contained a conversion feature reflecting a 20% discount to market, pending declaration of effectiveness of their Form S-1. The addition of the fixed rate conversion option at $0.11/share was deemed substantive.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

On the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments (including unamortized debt discount) were greater than 10% different from the present value of the remaining cash flows under the original debt instruments. The Company determined that the addition of the fixed rate conversion option was substantive on the date of modification.

On the date of the modification, holders of these notes simultaneously converted an aggregate $692,857 into 6,298,703 shares of common stock ($0.11/share). Of the total debt converted to common stock, $342,857 was converted into 3,116,882 shares of common stock (this conversion was related to the inducement of including a fixed rate conversion option of $0.11/share). An additional $350,000 was converted into 3,181,821 shares of common stock (these conversion were at an agreed upon $0.11/share, no fixed rate conversion option had been added to these debt instruments).

Accordingly, no gain or loss was recognized upon debt extinguishment. On the date of debt conversion, the remaining unamortized debt discount associated with these notes was fully amortized, resulting in each of these notes being accreted to their face value at the time of conversion.

See Note 3 for discussion of inducement expense.

Common Stock Issuable

In connection with both the 1st and 2nd inducements noted above, 1,040,000 shares of common stock, having a fair value of $186,160, based upon the quoted closing price of $0.179/share were authorized for issuance in connection with these inducements to extend the loan maturity dates. As of September 30, 2023 these shares had not yet been issued administratively by the Company’s transfer agent. In October 2023, all shares were issued.

Common Stock Returnable

See 2022 discussion below regarding stock issued for option to acquire common stock

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Equity Transactions for the Year Ended December 31, 2022

Stock Issued for Cash

The Company issued 6,000,000 shares of Series A, convertible preferred stock for $6,000 ($0.001/share).

Stock Issued for Option to Acquire Common Stock – Related Party

The Company issued 1,000,000 shares of Series A, convertible preferred stock, to an existing significant stockholder (approximately 53% ownership at the time of repurchase) for the right to repurchase 171,162,746 shares of common stock for $122,873. The Company had until January 31, 2023 to exercise this option.

The Company recorded an expense of $1,000 ($0.001/share), based upon recent cash offerings of preferred stock with third parties. The expense has been included as a component of general and administrative expenses on the accompanying statements of operations.

In August 2023, while the option had already expired, the Company repurchased these shares. The Company issued a note for $122,873 as a consideration for the purchase (see note payable summary in Note 3).

Since the transaction occurred with a related party, the Company did not record a gain on repurchase. As a result, in connection with the share repurchase, the Company credited additional paid in capital for $48,290 reflecting the difference between the par value of the common stock repurchased/returnable ($171,163 and the note payable totaling $122,873).

As of September 30, 2023, the Company had formally cancelled and retired the shares, however these shares have not yet been cancelled and returned as reflected administratively by the Company’s transfer agent. In October 2023, all shares were cancelled and retired by the transfer agent.

Stock Issued for Services

The Company issued 2,450,000 shares of common stock for services rendered, having a fair value of $91,500 ($0.026 - $0.23/share), based upon the quoted closing trading price.

Stock Issued for Services – Related Party

The Company issued 200,000 shares of common stock to its Chief Executive Officer for services rendered, having a fair value of $5,200 ($0.026/share), based upon the quoted closing trading price of its common stock.

LUDWIG ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Acquisition of Designer Genomics, Inc. (Asset Purchase)

On July 1, 2022, the Company acquired the assets of Designer Genomics International, Inc. (“DGI”) a start-up entity) in exchange for 1,000,000 shares of common stock, having a fair value of $18,000 ($0.018/share), based upon the quoted closing trading price.

The assets of DGI consisted solely of the technological know-how of its owners. The Company was a dormant inactive entity at the time of asset purchase. The Company has recorded $18,000 as research and development expense in the accompanying consolidated statements of operations.

Pursuant to ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, this acquisition was determined to be that of an asset and not a business, therefore, there was not a business combination requiring acquisition accounting or related financial reporting. Since this was deemed to be an asset purchase, this did not result in the recognition of goodwill or other identifiable intangible assets.

Cancellation of Common Stock

The Company cancelled 100,000 shares of common stock at par value. The net effect on stockholders’ deficit was $0. These shares were originally issued in 2019 for a research and development project that was never completed.

Beneficial Conversion Feature

The Company recorded a beneficial conversion feature of $75,000 in connection with the issuance of a convertible note payable resulting in an increase to additional paid in capital.

See Note 3.

Note 5 – Subsequent Events

The following subsequent events occurred after September 30, 2023:

Note Payable

In October 2023, the Company executed a one-year (1) note payable for $100,000. The note bears interest at 8% and is unsecured. The note was also issued with 1,000,000 shares of common stock having a fair value of $181,000 ($0.181/share), based upon the quoted closing price. These shares are considered a debt issuance cost and will be amortized over the life of the note.

Convertible Notes Payable - Original Issue Discount

In October 2023, the Company executed various 30 day notes with a face value of $45,000. These notes had an original issue discount of $15,000, resulting in net proceeds of $30,000. These notes were also issued with 37,000 shares of common stock having a fair value of $6,623 ($0.179/share), based upon the quoted closing price. These shares are considered a debt issuance cost and will be amortized over the life of the note.

These notes are convertible at a 20% discount to market upon the effectiveness of the Company’s Form S-1 registration statement. These convertible notes contain an embedded contingent conversion feature that until the contingency is resolved (declared effectiveness of the S-1 registration statement) is not required to be accounted for in accordance with the related accounting guidance. The embedded feature in this convertible note was not accounted for given the probability of the S-1 not becoming effective at the date each note was issued and also due to the expected inability to acquire sufficient funds from an effective S-1 to repay the note holders, as determined by the Company.

On November 8, 2023, the Company’s S-1 registration statement was declared effective. However, the lenders have waived their right to the discount to market feature. As a result, the Company will not be required to account for the discount to market feature as a derivative liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Cautionary Statement Regarding Forward Looking Statements” and elsewhere herein. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

Forward looking Statements

There are “forward looking statements” contained herein. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview

We are an innovative technology and health related company that is developing products that use mRNA-based genetic markers with the potential to measure the presence of inflammation, and, as a result, inflammatory driven diseases and monitor patient response to treatment. Advancements in medical technology have awarded us with cutting edge genetic tools, unheard of even a generation ago. These genetic tools have the potential to not only achieve early detection of diseases but also to support customized treatments that may improve patient outcomes. Our company is at the forefront of this new era of medicine with development of products that will embody our proprietary mRNA genomic technology that has the potential of detecting genetic biomarkers for inflammatory driven diseases, including, but not limited to, heart disease, diabetes, preeclampsia, cancer and “long COVID.”

Our subsidiary, Precision Genomics, Inc., has developed medical machine learning, artificial intelligence (“AI”) technology that uses measurements of mRNA genetic biomarkers to potentially predict the presence of inflammation, and, as a result, inflammatory driven diseases and monitor patient response to treatment. Precision Genomics’ proprietary technology uses unique mRNA language to capture a snapshot of disease and the body’s response to treatment. This genomic technology is applicable to chronic inflammatory driven diseases, including, but not limited to, cancer, heart disease, diabetes, preeclampsia and “long COVID.”

Effects of COVID 19 on The Company

The COVID-19 pandemic did not have a discernable negative impact on our company, due to our lack of capital with which we operate. Overall, our company is not of a size that required us to implement “companywide” policies in response to the COVID-19 pandemic.

Current Financial Condition Summary

We have not yet derived revenues from our operations.

We had a net loss of $2,006,742 (unaudited) for the nine months ended September 30, 2023. Additionally, we had net cash used in operating activities of $579,563 (unaudited) for the nine months ended September 30, 2023. At September 30, 2023, we had a working capital deficit of $1,345,194 (unaudited), an accumulated deficit of $3,792,674 (unaudited) and a stockholders’ deficit of $1,345,194 (unaudited), which could have a material impact on our ability to obtain needed capital.

Results of Operations

Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, we had no revenue, respectively. We expect that revenues from sales of our planned products will begin late in the first quarter of 2024.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2023 and 2022, were $1,274,036 (unaudited) and $284,045 (unaudited), respectively.

The increase in operating expenses during the nine months ended September 30, 2023, was primarily due to a significant increase in our activities relating to our planned products, including the payment of product study expenses, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting, legal, and advertising.

Research and Development Expenses. Total research and development (“R&D”) expenses for the nine months ended September 30, 2023, was $428,708 (unaudited), as compared to $18,200 (unaudited) for the nine months ended September 30, 2022. In 2023, R&D consisted primarily of the expensing of 1,000,000 shares of common stock, having a fair value of $370,000 related to the acquisition of a licensing agreement. We initially believed this license was going to be the basis for future research and development activities.

General and Administrative Expenses. The increase of $579,483 (unaudited) in general and administrative expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to the significant increase in our activities relating to our planned products, including the payment of product study expenses, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting, legal, and advertising. Should we be able to obtain capital in this offering or otherwise, as we continue to expand our business activities, we expect that our general and administrative expenses for all of 2023 will be in excess of those incurred during prior periods.

Other Income/Expense. Total other expense for the nine months ended September 30, 2023 and 2022, were $732,706 (unaudited) and $251,275 (unaudited), respectively. The increase in total other expense during the nine months ended September 30, 2023, was primarily due to a significant increase in amortization of debt discount associated with our obtaining loans convertible into shares of our common stock.

Amortization of Debt Discount. Due to our obtaining $830,000 in convertible debt during the last half of 2022, which was offset by the conversion of $692,857 (unaudited) in convertible debt during the nine months ended September 30, 2023, for the nine months ended September 30, 2023, we incurred amortization of debt discount expense of $434,514 (unaudited), which represented a significant increase from the $284,312 (unaudited) in amortization of debt discount expense incurred for the nine months ended September 30, 2022. Our debt discount is associated with these notes and will continue to be amortized over the life of those notes.

Interest Expense. Our interest expense for the nine months ended September 30, 2023, was slightly lower than for the nine months ended September 30, 2022, $9,175 (unaudited) versus $11,438 (unaudited). We anticipate that our interest expense for all of 2023 will be higher due to larger balances of debt outstanding, but are unable to make any prediction in this regard.

Inducement Expense. During the nine months ended September 30, 2023 and 2022, we incurred inducement expense of $289,017 and $0, respectively, which was associated with the extensions of the due date of our outstanding convertible promissory notes.

Net Loss. We incurred a net loss of $2,006,742 (unaudited) for the nine months ended September 30, 2023, as compared to a net loss of $535,320 (unaudited) for the nine months ended September 30, 2022. The increase in net loss for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase of $989,991 (unaudited) in operating expenses (research and development and general and administrative expenses) and an increase of $150,202 (unaudited) in amortization of debt discount. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2023 will be in excess of those incurred during prior periods. However, we are unable to predict our actual operating expenses for all of 2023, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

September 30, 2023. At September 30, 2023, we had $6,632 (unaudited) in cash and a working capital deficit of $1,345,194 (unaudited), compared to $516,195 in cash and a working capital deficit of $826,167 at December 31, 2022. The Company believes it has sufficient working capital to fund current operating expenses at least through the fourth quarter of 2023. To the extent the Company requires additional funds beyond the fourth quarter of 2023 and more than 12 months from the date hereof, we will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital or any capital at all.

Cash Flows

Nine Months Ended September 30, 2023 and 2022.

Net Cash Used in Operating Activities. Net cash used in operating activities was $579,563 (unaudited) during the nine months ended September 30, 2023, compared to $201,345 (unaudited) used during the nine months ended September 30, 2022. This increase in the use of cash is primarily attributable to our significant increase in business activity during the 2023 period. Many of the increases in 2023 as compared to 2022 relate to non-cash related items such as stock issued for services of $258,713, stock issued for license fee of $370,000, amortization of debt discount of $434,514 and inducement expense of $289,017.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- (unaudited) during the nine months ended September 30, 2023, compared to $-0- (unaudited) during the nine months ended September 30, 2022.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $70,000 (unaudited) of net cash during the nine months ended September 30, 2023, as compared to $81,000 (unaudited) provided during the nine months ended September 30, 2022. Except for $6,000 in cash derived from a stock sale in 2022, all of the cash provided by financing activities was proceeds from convertible promissory notes issued in 2023 and 2022 of $70,000 and $75,000, respectively.

During the nine months ended September 30, 2023, $692,858 in principal amount of outstanding convertible notes were converted into 6,298,703 shares of our common stock at a conversion price of $0.11 per share. Additionally, in 2023, we repurchased common stock from a significant stockholder in exchange for a note payable of $122,873.

Convertible Promissory Notes

The table below sets forth information with respect to the Convertible Notes as of September 30, 2023. None of the Convertible Notes contains restrictive covenants with respect to the conduct of our business. In addition to the terms set forth in the table below, each of the Convertible Notes (a) may be prepaid by the Company at any time without penalty, (b) would be in default should the Company (i) fail to make any required payment when due, following a five-day cure period, or (ii) file for bankruptcy protection, (iii) become the subject of an involuntary bankruptcy proceeding and such proceeding shall not have been dismissed within 30 days or (iv) there shall have been appointed a receiver of the Company and such appointment shall remain beyond 120 days, (c) require the Company to register the shares of common stock underlying the Convertible Notes in the Registration Statement of which this prospectus forms a part, and (d) no conversion of a Convertible Note shall be permitted should any such conversion cause the converting holder’s ownership of Company common stock to exceed 4.99%.

Description of Terms	Principal Balance as of September 30, 2023
Issue Date, February 7, 2021: $150,000 original principal amount, with $75,000 of original issue discount (OID), issued to Homeopathic Partners, Inc.; payable April 1, 2024.This note is convertible at any time, at the sole discretion of its holder, into shares of Company common stock at a conversion price of $0.01 per share.	$150,000
Issue Date, November 4, 2021: $250,000 original principal amount, with $125,000 of original issue discount (OID), issued to Homeopathic Partners, Inc.; payable April 1, 2024. This note is convertible at any time, at the sole discretion of its holder, into shares of Company common stock at a conversion price of $0.01 per share.	$250,000
Issue Date, October 1, 2022: $150,000 original principal amount, with $75,000 of original issue discount (OID), issued to Homeopathic Partners, Inc.; payable April 1, 2024.	$150,000
Issue Date, November 1, 2022: $100,000 original principal amount, with $50,000 of original issue discount (OID), issued to Homeopathic Partners, Inc.; payable April 1, 2024.	$100,000
Issue Date, September 1, 2022: $60,000 original principal amount, with $30,000 of original issue discount (OID), issued to Steven J. Preiss; payable April 1, 2024.	$60,000
Issue Date, August 30, 2022: $50,000 original principal amount, with $25,000 of original issue discount (OID), issued to Michael Magliochetti, Jr.; payable April 1, 2024.	$50,000
Issue Date, August 30, 2022: $100,000 original principal amount, with $50,000 of original issue discount (OID), issued to Michael Magliochetti, Jr.; payable April 1, 2024.	$100,000
Issue Date, August 31, 2022: $80,000 original principal amount, with $40,000 of original issue discount (OID), issued to Christopher Wald; payable April 1, 2024.	$80,000
Issue Date, January 16, 2023: $100,000 original principal amount, with $30,000 of original issue discount (OID), issued to William R. Yahner, Jr.; payable April 1, 2024.	$100,000
Total	$1,040,000

Going Concern

The unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit and stockholders’ deficit of $1,345,194 and an accumulated deficit of $3,792,674 at September 30, 2023, and had a net loss of $2,006,742 ,net cash used in operations of $579,563 for the nine months ended September 30, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

The Company has cash on hand of $6,632 at September 30, 2023. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2023,
●	Seek out strategic acquisitions of health care technology; and
●	Explore prospective partnership opportunities

Off Balance Sheet Arrangements

At September 30, 2023, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our accounting policies are more fully described in our unaudited financial statements. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on our best knowledge of current and anticipated events, actual results could differ from the estimates.

We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period, due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Fair Value of Financial Instruments. The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Derivative Liabilities. The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Beneficial Conversion Features. For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock. ASC 470-20 requires that the beneficial conversion feature be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible limited to the amount of the loan. This amount is recorded as a debt discount and amortized to interest expense in the Consolidated Statements of Operations.

Debt Discount. For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Research and Development. The Company accounts for research and development costs in accordance with ASC subtopic 730-10, Research and Development (“ASC 730-10”).

Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Stock-based Compensation. The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Recent Accounting Standards. Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found the following recent accounting pronouncements issued, but not yet effective accounting pronouncements, are not expected to have a material impact on the financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We do not expect the adoption of this pronouncement will have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its reports filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended September 30, 2023, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we issue no unregistered securities that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

31.1* Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

31.2* Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

32.1* Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

101.* INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC. By: /s/ Marvin Hausman, M.D. Marvin Hausman, M.D. Chief Executive Officer	Dated: November 28, 2023