Form 10-K
period 2023-12-31
LUDWIG ENTERPRISES, INC.
filed 2024-04-16
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File No. 001-41881

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1133438 (IRS Employer Identification No.)

1749 Victorian Avenue, #C-350, Sparks, Nevada, 89431

(Address of Principal Executive Offices, Including Zip Code)

(786) 235-9026

(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2023, of $0.3953) is $32,575,000.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 159,019,808 as of April 16, 2024.

Documents Incorporated by Reference

None

LUDWIG ENTERPRISES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2023

Items in Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Annual Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” or other words of a similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof (but excluding the impact of COVID-19), but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this Annual Report. You should understand that forward-looking statements made in this Annual Report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

Item 1. Business

In this Annual Report, “we,” “us” and “our” refer to Ludwig Enterprises, Inc., including its wholly-owned subsidiaries, mRNAforLife, Inc., Precision Genomics, Inc. and Exousia Ai, Inc.

Background

The Company was originally organized as a Kentucky corporation on February 11, 1988, as Ludwig Enterprises, Inc. On February 8, 2006, we formed a wholly owned subsidiary, Ludwig Enterprises, Inc., a Nevada corporation. On March 28, 2006, Ludwig Enterprises, Inc., the Kentucky corporation, merged with and into Ludwig Enterprises, Inc., the Nevada corporation, with the Company, Ludwig Enterprises, Inc., the Nevada corporation, being the surviving entity.

During the history of the Company, it has, variously, been involved in the radio paging industry and the broadcasting industry as it relates to “specialized programming” utilizing surplus spectra existing on existing FCC-licensed spectrum. In April 2019, the Company acquired Direct Mortgage Investors, Inc. (“DMI”), a residential mortgage broker. However, due to ongoing disputes between the former owner of DMI and his then-wife, this acquisition was rescinded in September 2021, and the parties returned to status quo ante.

Shortly after the DMI rescission transaction, our management became aware of the potential an mRNA-based business model could provide our company and investigated the opportunity for our company. It was in late 2021 that our mRNA-based business plan gained clarity, after our then-management had learned of its specific potential. At that time, our then-management determined to take initial steps towards achieving our current objectives. Beginning in early 2022, the Company has actively pursued our business plan, putting into action our strategies, including the conceiving and development of our first products. To that end, in the second quarter of 2022, we formed mRNAforLife, Inc. as a wholly-owned subsidiary to operate our supplements business, and, in the third quarter of 2022, we formed Precision Genomics, Inc. as a wholly-owned subsidiary to operate the business surrounding our testing kits and any future related products.

In June 2023, we formed Exousia Ai, Inc. (“EXO”) as a wholly-owned subsidiary. EXO was formed to focus on studying the expression of differentially expressed mRNA genes in various chronic inflammatory diseases. No activities will be undertaken in this regard, unless we obtain additional capital, of which there is no assurance.

Our Focus

We are an innovative genomic technology and health related Company that is developing products that use inflammatory genetic markers to potentially assess the occurrence of inflammation, and, as a result, inflammation related diseases and monitor treatment responses. Advancements in genomic technology have awarded us with cutting edge genetic tools, unheard of even a generation ago. These genetic tools, coupled with our proprietary mRNA technology, have the potential to achieve early detection of inflammatory driven diseases, and support customized treatments that may improve patient outcomes.

The immune system and inflammatory processes are involved in not just a few select disorders, but a wide variety of physical health problems that dominate the occurrences of many diseases and worldwide morbidity and mortality. Chronic inflammatory diseases have been recognized as the most significant cause of death in the world today, with more than 50% of all deaths being attributable to inflammation-related diseases, according to [ Furman D, et al. Chronic inflammation in the Etiology of Disease Across The Life Span. Nat Med. 2019 Dec; 25(12): 1822–1832.]

These diseases include but are not limited to heart disease, stroke, cancer, diabetes mellitus, arthritis, autoimmune and neurodegenerative disorders. Furthermore, chronic inflammation has also been linked to mental issues such as depression, according to a study published at the Am J. Psychiatry journal (Frank P, et al. Association Between Systemic Inflammation and Individual Symptoms of Depression: A Pooled Analysis of 15 Population-Based Cohort Studies. Am J Psychiatry. Published online October 14, 2021. doi: 10.1176/appi.ajp.2021.20121776). The risk of developing chronic inflammation may be traced back to early development, and its effects can persist throughout the life span to affect adulthood health and the risk of mortality. With this perspective, the Company’s genomic technology intends to offer promising avenues for future research and medical care intervention.

Through our subsidiary, Precision Genomics, Inc., we have developed proprietary medical machine learning artificial intelligence (“AI”) technology that uses mRNA inflammatory language to potentially capture an inflammatory snapshot of disease and the body’s response to treatment.

Recent Developments

OTCQB Application. In a January 12, 2023, press release, we announced our intention to apply to OTC Markets for listing on its OTCQB market platform. Such application has been prepared and will be submitted in the near future.

Sales and Marketing Consulting Agreement. In a February 14, 2023, press release, we announced that we had entered into a sales and marketing consulting agreement with The Fannon Group. Effective September 5, 2023, our company and The Fannon Group terminated the consulting agreement. Pursuant to the termination agreement, we issued 210,000 shares of our common stock to The Fannon Group in payment of the terminated remainder of the agreement. We terminated The Fannon Group agreement in conjunction with our adding two executive officers, after determining The Fannon Group’s involvement in our planned sales and marketing would no longer be necessary.

Program to Support Ketamine Clinics. In a March 7, 2023, press release, we announced that we had entered into an agreement with Dr. Kim Farahay and Dr. Jeff Lee to provide them with our products for use in their Ketamine-centered treatment of patients with Treatment Resistant Depression. At such time as we begin to produce our products, we will begin to execute sales under this agreement.

New Partnerships. In a March 16, 2023, press release, we announced that we had entered into early-stage discussions with a foreign developer of nutraceutical products and with an organization to conduct a diabetes clinical study using our company’s products. These discussions are currently ongoing and are expected to remain in an “early-stage,” until such time as we possess sufficient capital with which to support more substantial involvement by our company.

Cross-Listing on Canadian Stock Exchange. In press releases on March 21, 2023, and March 23, 2023, we announced our intention to cross-list onto the Canadian Stock Exchange and our entering into a consulting agreement with Ontario, Canada-based Summit Bancorp related to such efforts. Our stated intentions with respect to such cross-listing onto the Canadian Stock Exchange continue to be a part of our overall strategy of enhancing shareholder liquidity. In light of current stock market conditions, we have not established a specific time for pursuing such cross-listing.

Plans Within Hair Loss Market. In a May 3, 2023, press release, we announced our plan to launch a new nutraceutical product in the hair loss market and to expand our direct to consumer and direct to professional sales and marketing strategies to include individuals facing hair loss associated with inflammation. At such time in the future as we possess sufficient capital, of which there is no assurance, we intend to complete the formulation and testing of this planned product. However, we are unable to make any prediction as to when we would be able to complete such efforts.

Genomic-Related Patent Addition. In a May 9, 2023, press release, we announced that recently analyzed genomic mRNA data revealed differentially expressed genes when comparing tissue from patients with bladder, breast, and colon cancer, which data has been added to a provisional patent previously filed on September 20, 2022. Described in the patent application is our mRNA Inflammatory Index™ microarray technology, which measures 48 different cytokine and chemokine biomarkers of inflammation within noninvasively obtained patient cheek cells.

Additions to Executive Management. On September 5, 2023, our Sole Director and current President, Anne B. Blackstone, relinquished her position of Chief Executive Officer and, in her stead, appointed Marvin S. Hausman, M.D. to serve as Chief Executive Officer of our company. Prior to his becoming our Chief Executive Officer, Dr. Hausman served as a consultant to our company in the development of medical as well as scientific products. He will continue these efforts, as well as performing duties normally associated with his office. In addition, Thomas Terwilliger was appointed as our Chief Operating Officer, in which role he will direct and oversee our sales and marketing operations. These additions to our executive management team were made in anticipation of our expected increase in business activities during the end of 2023 and into 2024.

What is mRNA?

First, Ribonucleic acid (“RNA”), is a nucleic acid present in all living cells that has structural similarities to deoxyribonucleic acid (“DNA”). Unlike DNA, however, RNA is most often single stranded. An RNA molecule has a backbone made of alternating phosphate groups and the sugar ribose, rather than the deoxyribose found in DNA.

Next, mRNA, or messenger RNA, is, in simple terms, a type of RNA found in cells. mRNA molecules carry the genetic language and information from DNA that is needed to make proteins. They carry the information from the DNA in the nucleus of the cell to the cytoplasm where the proteins are made.

Precision Genomics Philosophy

We believe the future of healthcare will focus on personalized medicine that is preventative, rather than reactive, and we can be at the front of this revolution. We are of the opinion, and believe that many others share our sentiment, that the healthcare system, as it is currently structured, can be improved. The practice of healthcare is often reactive rather than preventative. This means that, in many instances, the detection and/or identification of diseases does not occur until they have already caused a certain amount of damage. This results in higher financial costs overall as well as a lower quality of life for people. We believe that healthcare does not have to remain this way. With precision medicine, of which we want our mRNA genetic indexing and supplementation program to be a part, diseases may be detected early and before they cause irreparable damage.

Recent research has revealed that inflammation plays a key role in many diseases and that reducing it can even prevent heart attacks and strokes, among other diseases. In a truly landmark study called the “CANTOS Trial”, anti-inflammatory therapy, in people who had a prior heart attack, was shown to reduce their likelihood of subsequent heart attacks or strokes by 15 percent. It also decreased the need for major interventions such as angioplasty and bypass surgery by 30 percent, proving that addressing inflammation to prevent heart disease is essential.

The objective of the Precision Genomics program is to measure key mRNA genes that are involved in the production of inflammatory molecules, called cytokines and chemokines, that cause chronic tissue damage, such as those produced in heart attacks, strokes and inflammation related diseases. If caught early enough, appropriate anti-inflammatory treatment can be employed in an attempt to ward off the chronic process before it causes irreparable damage.

Chronic inflammation does not produce symptoms — and most people are not regularly screened for inflammation.

Products

Our products include our proprietary My RNA for Life Home Test Kits and My RNA for Life™ Genetic Centric Supplement.

My RNA for Life Home Test Kits

Our test kits use mRNA genetic indices to measure the expression of cytokines and chemokines, which are small proteins that create cellular signals. Increases and decreases in gene expression levels of pro-inflammatory cytokines and chemokines may be found in patients with active or inactive chronic disease conditions. The combination of mRNA genetic expression and machine learning AI could, we believe, with a certain degree of accuracy, identify individuals with the potential to develop chronic inflammatory diseases, such as cancer and heart disease. Through mRNA indices, we have the potential to obtain a personalized inflammatory score, which is like snapshot or signature, which may have the predictive power to diagnose chronic disease development, which further may provide us with the ability to evaluate treatment response. One example of treatment response is to evaluate patient outcomes to different anti-cancer therapies.

To better understand the relationship between genomic data and patient phenotype and clinical diagnosis the Company has developed, internally, a variety of statistical and data analysis approaches, all centering around a combined representation of machine learning and clustering methodology. We will examine the efficacy of three types of models:

1.	A model using the biomarker embedding alone.

2.	A model using the biomarker embedding in addition to patient demographic information.

3.	A model using the biomarker embedding, patient demographic information, and relevant data extracted from the medical record.

Once individuals test over a certain period of time, we intend to illustrate via the snapshot index or picture how that individual’s health may have changed, whether it is an improvement or worsening of their health by showing the changes in their levels of mRNA genes. We believe our approach will be unique as it is tailored to the individuality of each patient. For instance, we intend to personalize each patient’s care based on their specific needs as determined by our mRNA indexing. We believe the benefits of our approach can potentially lead to earlier detection of inflammation that could lead to chronic disease development, which can improve patient outcomes, and hopefully lower individual healthcare costs.

Machine Learning (AI). In a general sense, machine learning (ML; often used interchangeably with the term “Artificial Intelligence”, or AI) is a set of computational approaches wherein an algorithm is used to learn characteristics of some data set or group together entities in the data based on common characteristics. Machine learning has three main subfields: supervised, unsupervised, and reinforcement learning. In the present set of studies we mainly concern ourselves with supervised and unsupervised machine learning. In the former, labeled data are used to learn important predictive characteristics for some response variable. For example, one might have a set of measurements for a collection of three types of iris flowers. Using supervised methods, one could build a model to predict the species of previously unseen iris flowers based on their own measurements. Unsupervised machine learning is slightly different. Here, we don’t have labels, but use observed characteristics (or features) of entities to cluster together into groups. Ideally, the groupings that result are associated with some latent shared labels (i.e., without using iris species labels we could cluster them based on their measurements and would likely find that flowers of the same species naturally land in the same group).

In the present work we will use a combination of the above methods, but our main proposal is to use the output of our inflammatory biomarker panel, along with patient metadata and clinical notes, in conjunction with a set of algorithms called autoencoders (AEs), to learn a lower dimensional embedding that lends itself to predicting disease state of patients. On their own, autoencoders are systems that learn something called the identity function—that is, their job is to, given some input, produce the same output. By imposing certain constraints on how this process is carried out, we’re able to use these tools to do far more interesting tasks. For example, if we introduce some complexity penalty onto how it learns the identity function, we force the algorithm to make an accuracy/complexity tradeoff, effectively teaching it how to compress data while minimizing loss of information. Here, we impose an additional constraint on the system: given some labeled data (e.g., disease category and disease state), learn a lower dimensional embedding that compresses the data and minimizes information loss, but also does so in such a way that the lower-dimensional representation lends itself to clustering similar patients.

In order to take the above-described approach, we’ll need a significant amount of data. While this is being collected, we will analyze all patient samples using standard approaches out of the frequentist statistical literature linear models corrected for multiple comparisons. This approach allows us to give feedback to patients on disease state, when relevant, but also confirm that there is relevant signal in the data we’re collecting before attempting to derive our new AE-based approach.

My RNA for Life™ Genetic Centric Supplement

Once a personalized inflammatory mRNA signature is obtained, our My RNA for Life™ Genetic Centric Supplement is made with specific ingredients that have anti-inflammatory properties that may be able to modulate a person’s previously measured inflammatory index or even potentially control further inflammatory reactions and continued disease development. Through multiple tests over a certain period of time, individuals can obtain a snapshot picture of possible changes in their health. Our supplement is specifically formulated to target mRNA-associated inflammatory biomarkers with the potential to modulate their expression.

Our supplement contains 20 Ingredients: Alpha Lipoic Acid; N-acetyl cysteine; Zinc picolinate; Coenzyme Q10; Glutathione; Vitamin A; Vitamin C; Vitamin D; Vitamin E; Quercetin dihydrate; Alpha-GPC Choline; Boron Citrate; Resveratrol; Magnesium diglycinate; Curcumin; Folic Acid; Niacin; Riboflavin; Thiamin; Selenium.

These 20 ingredients were selected on the basis of their anti-inflammatory capacity. The focus of the formula of ingredients is the potential modulation and/or reduction of the inflammatory genetic markers associated with chronic disease. Scientific articles in peer reviewed journals were reviewed on each of the compounds in the formula to establish data showing specific activity on mRNA biomarkers. For example: N-acetyl cysteine; Scientific Articles:

Science Related Genetic Application: reduced cytokines TNF-a and NF-kB, IFN-gamma, and IL-6 expression in LPS- induced cells in the pig small intestine (Lee, 2019)

a.	Mokhtari et al. A Review on Various Uses of N-Acetyl Cysteine. 2017; Cell Journal, Vol 19, No 1, 11-17.

b.	Salamon, S. et al. Medical and Dietary Uses of N-Acetylcysteine. 2019 Antioxidants, 8, 111.

c.	Lee, SI and Kang, KS. 2019 N-acetylcysteine modulates lipopolysaccharide-induced intestinal dysfunction. Sci. Rep. 30:9(1):1004.

d.	Liao, CY et al. Protective effect of N-acetylcysteine on progression to end-stage renal disease: Necessity for prospective clinical trial. 2019. Europ. J. Int. Med. 44,67-73.

e.	Repine, JE et al. Oxidative Stress in Chronic Obstructive Pulmonary Disease (The Oxidative Stress Study Group). 1997. Am J Respir Crit Care Med Vol. 156. Pp. 341–357.

The role that nutritional components, in particular vitamins and minerals, play in the modulation of mRNA profiles, and consequently health and disease, is increasingly being investigated, and as such it is a timely subject for review and study.

Dietary Supplement Formula License

In December 2022, we entered into a license agreement with Xikoz, Inc., with respect to a dietary supplement that we plan to further develop and market. The license obtained from Xikoz is perpetual and exclusive as to the manufacture and marketing of a dietary supplement formulation known as “FlamaBlue.” In consideration of such license, we issued 1,000,000 shares of our common stock to Xikoz and are obligated to pay a per-bottle-sold royalty equal to $0.10. Under the license agreement, there is no minimum royalty due, nor any further payments due upon our achievement of defined milestones. There are no termination provisions in the license agreement.

After entering into the FlamaBlue license agreement, we decided to rename the product “NuGenea” and to improve the product by using a delayed release capsule formulation that resists dissolution in the acid environment of the stomach. Enteric coating is a polymer applied to oral medication. It serves as a barrier to prevent the gastric acids in the stomach from dissolving or degrading drugs after you swallow them. NuGenea features enteric coated delay release (vegetable-based) capsules, whereas FlamaBlue is manufactured with non-coated (animal-based) gelatin; NuGenea’s label stated 5 mg of Magnesium Bis Glycinate, whereas FlamaBlue’s label states 25 mg of Magnesium Bis Blycinate; and NuGenea’s label states 25 mg of Turmeric 95% extract, whereas FlamaBlue’s label does not show Turmeric.

Current Research Study

In December 2022, we received Institutional Review Board (“IRB”) approval of our study titled “Using Measurements of mRNA and ELISA-based Cytokine/Protein Indices to Evaluate Pre- and Post- Diagnosis and Treatment Response of Patients with Urothelial Carcinoma of the Bladder.” IRB approval is an important step in conducting a research study.

The IRB approved study is titled “Using Measurements of mRNA and Elisa-based Cytokine/Protein Indices to Evaluate Pre- and Post- Diagnosis and Treatment Response of Patients with Urothelial Carcinoma of the Bladder”:

●	The study is anticipated to begin within the next 6 months and will continue for about 1 year after admitting the first patient.
●	This single arm study will admit 300 individuals who qualify.
●	Observational Study Aims and Methodology:
●	There are no specified primary and secondary treatment endpoints.

The objective of this study is to develop a computational risk model using mRNA and Elisa-based protein cellular biomarkers collected from bladder cancer patients who will undergo BCG immunotherapy as part of standard of care. Delivery of BCG intravesical immunotherapy is not an observational study procedure.

Elisa-based protein cellular biomarkers and Elisa technology: the enzyme linked immunosorbent assay ELISA is a powerful method for detecting and quantifying a specific protein in a complex mixture. Originally described by Engvall and Perlmann (1971), the method enables analysis of protein samples immobilized in microplate wells using specific antibodies. ELISA is the main approach for the sensitive quantification of protein biomarkers in body fluids and is currently employed in clinical laboratories for the measurement of clinical markers. As such, it also constitutes the main methodological approach for biomarker validation and further qualification.

ELISAs are typically performed in 96-well or 384-well polystyrene plates, which passively bind antibodies and proteins. It is this binding and immobilization of reagents that makes ELISAs easy to design and perform. Having the reactants of the ELISA immobilized to the microplate surface makes it easy to separate bound from non-bound material during the assay. This ability to use high-affinity antibodies and wash away non-specific bound materials makes ELISA a powerful tool for measuring specific analytes within a crude preparation.

Computational models in medicine are a new development and are used to create a personalized patient-specific model to provide a patient with optimal diagnosis and treatment. As the amount of diagnostic data increases, paralleled by the greater capacity to personalize treatment, the difficulty of using the full array of measurements of a patient to determine an optimal treatment seems also to be paradoxically increasing. Computational models are progressively addressing this issue by providing a common framework for integrating multiple data sets from individual patients. In the Ludwig clinical strategy, we will be using 48 mRNA based inflammatory genes called cytokines and chemokines plus other protein inflammatory biomarkers to obtain a computational diagnostic score relative a specify chronic inflammatory disease, such as bladder cancer, heart disease and preeclampsia, to name a few.

All diagnostic evaluation and treatment protocols are already under use at urological offices and clinics according to established industry standards of care for patients suspected of having urothelial carcinoma of the bladder and potential treatment with BCG Immunotherapy.

This study is purely observational and generated data and genetic risk scores will not be a determining factor in patient diagnosis and treatment.

Statistical analysis will be performed. The mRNA genetic analysis, measurement inflammatory proteins using Elisa technology plus a unique AI bioinformatics strategy may allow development of predictive models prior to onset of obvious manifestations of a disease. The resultant predictive risk profile, ‘L-Statistic’, could also potentially guide the therapeutic approach of the physician and decrease the severity of future associated comorbidities.

Under FDA regulations, IRB review and approval is required for projects that: (i) meet the definition of research, (ii) involve human subjects and (iii) include any interaction or intervention with human subjects or involve access to identifiable private information.

The objective of this clinical study, which will utilize our mRNA genomic-based technology, cytokines and related proteins is to establish a diagnostic paradigm for patients with urothelial carcinoma of the bladder and to use this data to evaluate the efficacy of Bacillus Calmette-Guerin (“BCG”) immunotherapy as a personalized score for the patient. Integrating these disciplines into a computational model can develop a personalized patient diagnostic and treatment response,

‘L- genomic bladder cancer risk’ score, to aid in BCG immunotherapy disease management at a clinical practice level. BCG is approved by the FDA to treat bladder cancer patients. BCG is a non-specific potentiator (a reactant that enhances a physiologic response) of a person’s immune system. The goal of the Company through this planned program is to illustrate the potential of our technology to detect early the development of the inflammation that leads to bladder cancer and to predict patient response to anti-cancer treatment. In anticipation of starting this observational cancer program, we filed a patent that identifies and describes the Company’s proprietary 48 gene mRNA genomic technology plus a proprietary nutritional and supplements program called “My RNA for Life.” These nutritional compounds within the supplement are specifically chosen to target mRNA-associated inflammatory biomarkers with the potential to modulate their expression.

The patient to be tested will swab the right and left buccal area (i.e., cheeks) with a soft flocked tip swab and place the swab in an envelope or tube. Targeted gene sequencing will be performed using a Thermo Fisher Scientific Gene Studio S5 System and Ion Chef CGX and PGX equipment. An Amplicon library for 48 target mRNA inflammatory cytokines was designed with a Thermo Fisher Scientific Ion-Ampliseq Designer; patent filed on the Company’s proprietary 48 mRNA microarray panel.

The buccal cell samples will be analyzed, and expression profiles will be obtained of inflammatory cytokines involved in apoptosis, cellular proliferation, cellular repair, wound healing, etc. ELISA determined levels of proteins, cytokines, and chemokines will be measured in the urine, saliva and blood as dictated by the protocol and chronic disease diagnosis.

The test orders, results, and health information for all patients will be maintained on a centralized HIPAA compliant network containing personal health records.”

All of the individual data points, 48 mRNA genes and approximately 10 Elisa based proteins such as TRAIL, 8oHdG, will be used to come up with an inflammatory index related to each specific chronic inflammatory disease being clinically studied. The number of data points as you can imagine is huge and machine learning AI will be needed to analyze the data points and come up with a computational score. For the bladder cancer study, we used”“L-genomic bladder cancer risk score”“ Appropriate names will be used for different clinical disease studies.

We believe that our mRNA inflammatory index has the potential to assess the presence of inflammation that can lead to early-stage bladder cancer and then monitor treatment cancer response to BCG immunotherapy. This genetic signature provides a potential framework to optimize early diagnosis and clinical management with appropriate therapy.

Additional Planned Research Studies

The following planned research studies will need to be submitted for Institutional Review Board (IRB) approval before initiation of the clinical study. Under the IRB system, a clinical protocol and application is completed, and the study is submitted to 1-2 IRB members for review. At a subsequent IRB member meeting this initial review is discussed and a vote for an action is taken. Additional adjustments to the study may be necessitated by IRB review until approved. There is no established timeline or guarantee for receiving IRB approval.

All proposals submitted for either expedited or full review must contain four primary sections:

●	Purpose of investigation.
●	Procedures.
●	Anticipated risk and potential benefits to participants.
●	Steps taken to protect the participants.

The criteria for IRB approval of a human research study includes:

●	Risks to subjects are minimized.
●	Procedures are consistent with sound research design and do not unnecessarily expose subjects to risk.
●	Study utilizes procedures already performed for diagnosis/treatment - when appropriate.

Preeclampsia. Preeclampsia is a pregnancy specific, hypertensive disorder that is associated with high maternal morbidity and mortality. Placental dysfunction is a major contributor to adverse pregnancy outcomes, including preeclampsia. “This imbalance between pro inflammatory and regulatory cytokines is associated with the placental ischemia that occurs during a preeclamptic pregnancy.” (Harmon AC, et al. The Role of Inflammation in the Pathology of Preeclampsia. Clin. Sci. (Lond). 2016 Mar; 130(6):409-19).

The Precision Genomics mRNA Inflammatory Index™ has the potential to create a genetic signature in patients with preeclampsia.

Primary study endpoint: early diagnosis of preeclamptic condition.

Secondary study endpoint: Substantiate mRNA genetic signature for preeclampsia.

The Company’s mRNA genetic signature may provide a therapeutic framework for the physician to obtain an earlier diagnosis of the preeclamptic condition which is not currently possible. Moreover, importantly, can allow earlier initiation of clinical management procedures which could be lifesaving.

Cardiovascular/Heart Diseases. Cardiovascular diseases have a major societal impact due to morbidity, mortality, and the associated economic impacts. We intend to develop a paradigm of risk factors to manage cardiovascular disease(s) and conduct clinical studies to integrate data from cardiac genetic risk statistics and the Precision Genomics mRNA Inflammatory Index™.

Our ability to move forward with any additional planned research studies will be dependent on our ability to raise funds from this and other offerings.

Primary study endpoint: early diagnosis of cardiac condition.

Secondary study endpoint: Substantiate mRNA genetic signature for specific cardiovascular conditions, including but not limited to heart attacks, vascular clotting disorders, hypertension, and myocarditis.

This genetic signature may provide a therapeutic framework for the physician to obtain an earlier diagnosis of the preeclamptic condition which is not currently possible. Moreover, importantly, can allow earlier initiation of clinical management procedures which could be lifesaving.

Our Strategy

In terms of making assessments using RNA vs DNA, the flexibility of RNA is important. DNA holds the genetic blueprint for humans, but RNA actually carries out its instructions to create functional proteins. This means real time information is being translated into cellular language. Our objective is to capture a snapshot in real time of important inflammatory signaling biomarkers, called cytokines, present in specific cells and tissues.

The importance of RNA is that mRNA allows us to identify differentially expressed genes (“DEGs”) involved in the inflammatory process associated with development of chronic diseases. Our Precision Genomics mRNA Inflammatory Index™ is intended to provide guidance as a predictive model, prior to onset of obvious manifestations of a disease. By utilizing machine learning AI and mRNA indices, we may discover hidden patterns and diagnostic markers within different biologic systems and organs. We have chosen 48 mRNA genes that our technology then uses to assess snapshots, creating a diagnostic disease index that is calculated from the gene panels. The mRNA genes chosen were based on specific chronic inflammatory diseases, such as heart disease, diabetes, cancer of the colon, breast and bladder, preeclampsia and osteoarthritis. The number 48 was based on the ability of Thermo Fisher Scientific to sequence the genes and place them on a microarray chip. Moreover, the uncovering of these hidden inflammatory patterns my allow anti-inflammatory nutritional interventions at an early stage before disease onset. We plan to combine measured levels of mRNA genes with machine learning AI to generate a statistical score. The objective is to develop a personalized inflammatory genetic signature for a patient and their respective disease(s).

Once we obtain needed funding, we expect to analyze approximately 3,000 mRNA samples obtained from patients with various chronic inflammatory diseases and choose the most significant mRNA diagnostic genes. Once we identify the key diagnostic genes related to specific diseases, we expect to develop a specific research plan that may include an internal lab or contracting with an outside lab, or a major pharmaceutical company to target the chosen genes. Our plan is to develop specific antibodies that bind to these genes and market them to biotech- and pharma-companies to treat chronic inflammatory diseases, such as cancer, diabetes and heart disease. Given the nascent stage of our development, we have yet to determine the precise strategies by which we would market our developed antibodies.

We believe that there are many medical technologies in current practices that are outdated; however, emerging technologies have recently started including nanomedicine and genome based personalized medicine to aid in care and treatment. Our technology is intended to enable physicians to employ new treatment modalities for their patients. Inflammation can be silent, present at one time, and undetected at others, similar to a light switch that can be turned on and off. The problem, however, is that it can stay on and cause both silent and visible diseases. We believe our technology provides an opportunity to integrate genetic technology into the diagnosis and treatment continuum of a patient.

We also aspire to provide more individualized care through nutritional supplementation, tailored to the genetic makeup of the individual. Our approach focuses on the body’s cellular communication and responses.

Our Analysis Method

To understand inflammation, we will analyze both acute and chronic inflammation. Acute inflammation is how the body fights infections and helps speed up the healing process, which, in this context, is beneficial since it protects the body. However, if inflammation becomes chronic, it can lead to major diseases such as heart disease, diabetes, cancer, stroke and others. With both of the foregoing forms of inflammation, the goal is to recognize that something is awry and requires attention.

Chronic diseases are long-term medical conditions that are progressive. Examples of chronic diseases include cancer, diabetes, cardiovascular disease, chronic kidney disease, arthritis and stroke, and others. The root causes of these diseases are usually lifestyle, diet, stress, physical activity and the environment. The common denominators for all of chronic diseases are inflammation, cellular damage, and apoptosis (i.e., programmed cellular death).

Our solution is to integrate genetic disciplines into a computational model to increase diagnostic yield and provide a clearer genetic picture to determine actionable events to improve healthcare. These nutritional compounds within our supplement are specifically chosen to target mRNA-associated inflammatory biomarkers with the potential to modulate their expressions. After an initial test, the results of the assessment could lead to regular screenings and/or appointments in a doctor’s office. The doctor and/or the patient may choose to use our nutritional supplement. After a period of no less than 3 months the individual may test again to assess their inflammatory index and the relationship to their current health status.

By using our Precision Genomics mRNA Inflammatory Index™ to match disease with its unique fingerprint mRNA, we believe treatment can be personally modified based on the patient’s individual genetic makeup. With the help of machine learning AI, our proprietary Precision Genomics mRNA Inflammatory Index™ enables the modulation of key inflammatory related biomarkers with the potential to coordinate medical therapy through the use of our nutraceutical supplement. It is anticipated that our proprietary mRNA Inflammatory Index will be able to measure intercellular communication, subsequently allowing us to discover hidden gene patterns related to inflammatory causation of specific diseases.

The patient to be tested will swab the right and left buccal area (i.e., cheeks) with a soft flocked tip swab and place the swab in an envelope or tube. Targeted gene sequencing will be performed using a Thermo Fisher Scientific Gene Studio S5 System and Ion Chef CGX and PGX equipment. An Amplicon library for 48 target mRNA inflammatory cytokines was designed with a Thermo Fisher Scientific Ion-Ampliseq Designer; patent filed on the Company’s proprietary 48 mRNA microarray panel.

The buccal cell samples will be analyzed, and expression profiles will be obtained of mRNA-based inflammatory cytokines, as well as proteins, involved in apoptosis, cellular proliferation, cellular repair, wound healing, etc. ELISA determined levels of proteins, cytokines, and chemokines will also be measured in the urine, saliva and blood as dictated by the protocol and chronic disease diagnosis.

The test orders, results, and health information for all patients will be maintained on a centralized HIPAA compliant network containing personal health records.

Intellectual Property

We have applied for the following Utility and/or Clinical Use patents:

Application Number	Title	Country	Application Date	Status
63/376,400	Inflammatory Disease Gene Panel	U.S.A.	September 20, 2022	Pending
63/500,901	Inflammatory Disease Gene Panel	U.S.A.	May 8, 2023	Pending

These patents, via their inventor, our Chief Executive Officer, Marvin S. Hausman, M.D., identifies and describes the 48 genes mRNA genomic technology plus a proprietary nutritional and supplement program called My RNA For Life.

The non-provisional applications and/or PCT applications must be filed on or before the non-extendible due dates of September 20, 2023, and May 8, 2024, respectively. Non-provisional patents will be filed by such dates, with expiration dates of 20 years from the date of filing of the respective non-provisional patents.

The Precision Genomics Objectives.

●	Establish diagnoses and show response to treatment;
●	Expand core AI facilities for better developed machine learning methods for genetic analysis.
●	Pre and post treatment snapshots allowing assessment of therapeutic response; and
●	Modulating inflammatory genetic biomarkers and potentially disease states with nutritional supplementation.

The Long-Term Strategy. We intend to provide patients with cutting edge genetic tools using proprietary mRNA genetic methodology. These diagnostic tools will provide both physicians and patients with an optimized proactive approach in preventing disease. Execution of this strategy will require Precision Genomics to implement adequate infrastructure to offer screening and supplement programs in the United States and Canada. We believe the future of the Company is poised for continued adoption of its technology and success in the coming years. With a strong team in place and a clear vision for the future, we are well positioned to continue our growth trajectory.

Our core catalysts and value drivers are the following:

●	mRNA Proprietary Inflammatory Panel, for which our patent has been filed.
●	Additional clinical research studies.
●	My RNA for Life Genetic Centric Supplement.
●	Apoptotic Index technology, measuring DNA damage, cell damage and death, and
●	mRNA Inflammatory Indices data bank; potential value to pharmaceutical companies and drug development programs.

Our Planned Programs and Services

We intend to offer a “My RNA For Life” program, which we intend to be a comprehensive genetic test program that will provide an unparalleled snapshot of an individual’s health by measuring the body’s response to stressors. This program will allow anyone with a health concern to get an assessment of their health with a certain degree of accuracy. This snapshot uses the patent pending mRNA index coupled with machine learning AI to provide patient specific information, thus helping to diagnose chronic inflammation which can lead to other potential diseases. The test results can be reviewed with a physician or an My RNA for Life counselor to provide patients with an in-depth analysis and treatment plan.

Our nutritional supplement contains compounds with the potential to modulate expression of mRNA genes that produce inflammation. Our supplement has been formulated with the intent to help prevent disease, aid in healing and also improve overall health. By utilizing snapshots of the body’s mRNA to track a patient’s progress before and after supplementation, we believe we can demonstrate progress and overall efficacy in improving their health.

We intend for this snapshot to be able to be performed with our proprietary mRNA technology on specimens collected at a primary care physician’s office or at home with a My RNA for Life Home Test Kit. Upon analyzing a patient’s snapshots, we will utilize machine learning AI to predict, identify, and help to prevent the inflammation that leads to many common diseases. Our nutritional supplement will be integrated into the personalized genetic program. The objective is for an individual to build up an internal warehouse of these important anti-inflammatory nutritional compounds while one is healthy. When disease hits, your body can summon these needed compounds to naturally enhance the immune system and neutralize the out-of-control inflammatory processes. The objective of the unique formula of ingredients is the potential modulation and/or reduction of the inflammatory genetic markers associated with chronic disease.

Patient personal health and laboratory data will be stored on a trusted HIPAA-Compliant Cloud Storage platform.

In addition to the foregoing, we have entered into an agreement with Dr. Kim Farahay and Dr. Jeff Lee, with respect to our selling products to their Ketamine-centered treatment of patients with Treatment Resistant Depression. Under this agreement, Drs. Farahay and Lee have agreed to begin to purchase our NuGenea product for use in their treatment protocols, at such time as we have begun commercial sales of NuGenea. We expect commercial sales of NuGenea to begin late in the fourth quarter of 2023.

Our Planned Marketing and Distribution

As further described below, we have an initial marketing plan for each of B2B and B2C sales in order to market and distribute our products.

Our B2B approach will be to focus on engaging wellness center physicians as well as medical facilities to sell our My RNA for Life Home Test Kits. The physician or its staff would perform the cheek swab and send it back to us for testing. Once results have been finalized the result would be sent back to the ordering physician to be reviewed with the patient. There is no insurance coverage for our test kits at this time. As we approach the time that our test kits will be ready for sale to customers, we will attempt to obtain product liability insurance coverage. Should we fail to obtain product liability insurance for our test kits, it is possible that the Company would face significant losses for, or even be forced to cease operations by, successful product liability claims, including through litigation. We are not currently in any negotiations with any physicians or facilities that will sell our products.

We plan to market to physicians directly and will provide them with patient education tools such as pamphlets and handouts to educate them on our product and its benefits. We will also engage in special outreach programs which will include online seminars and educational tools in order to create new customers. We believe that physicians are key opinion leaders in the healthcare industry, and we hope to increase sales by encouraging them to engage with our product. We intend to negotiate with different pharmacies in order to have them sell our product. We believe that this multi-faceted approach will help us to successfully reach our target audiences and, in turn, generate sales.

In furtherance of these efforts, we had retained the business consulting services of Fannon Group, a Del Ray Beach, Florida-based consulting firm. Our agreement with Fannon Group commenced on April 1, 2023, and continues on a month-to-month basis until January 2024. The agreement with Fannon Group may be terminated by either party at any time, upon thirty-days’ notice. The Fannon Group is to be compensated under its agreement, as follows: $5,000 in cash as a signed bonus; the issuance of 50,000 shares of our common stock as a further signing bonus; a monthly fee of $5,000 in cash; the issuance of 50,000 shares of our common stock as a further monthly fee. At such time as we obtain the first $10,000,000 in proceeds in our current offering, of which there is no assurance, the monthly cash fee payable to Fannon Group would increase to $12,500. Effective September 5, 2023, our company and Fannon Group terminated the consulting agreement. Pursuant to the termination agreement, we issued 210,000 shares of our common stock to The Fannon Group in payment of the terminated remainder of the agreement.

We terminated the Fannon Group agreement in conjunction with our adding two executive officers, after determining The Fannon Group’s involvement in our planned sales and marketing would no longer be necessary.

Our B2C approach will utilize various marketing strategies to engage the individual at home. We intend to create marketing partnerships with certain health influencers to promote our products. Our initial approach will be to work with health influencers on a commission basis which we believe will incentivize them to promote our products. We plan to offer the My RNA for Life Home Test Kit to individuals directly via online websites. With our B2C approach, we intend to offer a service in which a “Certified Genetic Counselor” (which will be someone who has been trained as a geneticist and has a MD, PhD or Master’s Degree) will provide a one-time call and an email to the patient after the patient has received their results.

We intend to engage social media marketing such as Facebook, Instagram and Twitter to reach potential customers. We will also utilize ad campaigns based on the successful models of similar companies.

Our ability to market and distribute our products will be dependent on our ability to obtain needed capital.

Laboratory Developed Test (LDT)

We intend to launch and market our testing kits as a Laboratory Developed Test (LDT). A LDT is defined by the FDA as “a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory.” (Source: Laboratory Developed Tests, US Food and Drug Administration https://www.fda.gov/medical devices/in vitro diagnostics/laboratory developed tests Accessed 11/23/2022).

The classification of an LDT is partly dependent on its components. LDTs must use only in-house materials, general purpose reagents (GPRs), and analyte specific reagents (ASRs). GPRs are chemical reagents that might commonly be used in a laboratory, such as a pH buffer. ASRs are substances essential to the function of the diagnostic test and which act as the “active ingredient” in the test. ASRs might be “antibodies, both polyclonal and monoclonal, specific receptor proteins, ligands, nucleic acid sequences, and similar reagents which, through specific binding or chemical reactions with substances in a specimen, are intended for use in a diagnostic application for identification and quantification of an individual chemical substance or ligand in biological specimens” (21 CFR 864.4020). LDTs can use GPRs and ASRs manufactured by parties other than the laboratory developing the LDT – this does not affect the single laboratory requirement for the LDT.

The FDA requirements for a diagnostic test to be classed as LDT, and therefore subject to regulatory discretion, include single laboratory development and use, authorized physician instruction, and “CLIA” ( Clinical Laboratory Improvement Amendments program) certification and accreditation. First, the development and performance of the test must be conducted by a single laboratory. The test can no longer be classified as an LDT if any aspect of the LDT extends beyond a single laboratory, such as the test having been developed in a separate laboratory, used in multiple laboratories, or relying on third party manufacturers for critical components not deemed ASRs, and will instead be classed as an IVD. Second, the LDT must be performed because of an instruction from an authorized physician or healthcare professional. An LDT cannot be offered direct-to-consumer, and a physician ordering the test must be independent from the laboratory offering the LDT. Third, the laboratory must be appropriately certified under the CLIA program as able to “perform high-complexity testing.” The single laboratory requirement for test development and use refers to a single CLIA certification.

The FTC and the FDA share jurisdiction over the marketing of supplements as well as drugs, foods, devices and other health related products. FTC regulates the advertising of these products, including infomercials and other direct to consumer methods. The Company if not diligent in its accuracy of its representations to the market on its products could be at risk of a cease-and-desist order for marketing its products. This would result in a deleterious effect on the Company.

Our supplement manufacturer must follow Good Manufacturing Practices (GMP) established by the FDA, Department of Health and Human Services and the USDA. We are at risk if our principal manufacturer fails inspection for deploying GMP’s. If our primary manufacturer were to cease operations, we would immediately halt sales and would be required to potentially recall our products and find new manufacturing capability. This could cause the Company to cease to exist.

Our inflammatory assessment tool is manufactured, distributed and analyzed by a third part CLIA and CAP certified laboratory. The Laboratory has made large investments in equipment, human resources and capital in order to facilitate the Company’s business. If the Laboratory fails CLIA or CAP inspections the Company would cease to operate until a replacement Laboratory is established. The time and expense required by a Laboratory to come up to speed would be at least 12 months potentially causing the Company to cease to exist.

The CLIA require laboratories that perform clinical testing (including IVDs and LDTs) to be certified by the Centers for Medicare and Medicaid Services (CMS) before accepting materials derived from the human body for the purpose of providing information for the diagnosis, prevention, or treatment of any disease or the impairment of, or assessment of the health of human beings (42 CFR Part 493). CLIA requirements for certification depend on the complexity of tests conducted by the laboratory; LDTs are classed as high complexity and as such, the requirements include demonstration of the analytical validity of the test, quality assurance protocols, and presence of qualified personnel (42 CFR 493). The focus of the CLIA is to ensure accurate and reliable diagnostic test results. Laboratories must receive CLIA certification before releasing any test results and will be inspected by the CMS to ensure compliance with the requirements. All analytical validity assessments are conducted only within the laboratory because the test will be used only within the laboratory and therefore validation conducted outside the laboratory environment is not necessary or relevant. The validation is reviewed during its routine two-yearly survey.

There are no CLIA requirements for clinical validity, meaning there is no assessment of how well a test can diagnose or predict a clinical condition. Instead, the CMS evaluates whether the test successfully detects the substance it is designed to detect, for instance, assessing whether a test can accurately and reliably measure the presence of a biomarker associated with lung cancer rather than assessing whether the test can accurately diagnose lung cancer. Clinical validity requirements fall under FDA authority in the FD&C Act during the premarket review, something with which LDTs are not required to comply via enforcement discretion.5 LDTs are also not required to comply with the FDA’s quality system regulations. However, enforcement discretion toward LDTs does not equal exemption, and the FDA can chose to enforce full regulatory compliance of an LDT “when appropriate, such as when it is appropriate to address significant public health concerns.”6 In summary, the FDA focuses on ascertaining the safety and effectiveness of a diagnostic, and, if it is an IVD, the design and manufacture quality, whereas the CMS checks the scientific performance of the test.

Should any of our products be determined not to be LDT products, we would be forced to cease the sale of any such products, which could have a material adverse effect on our operating results. No prediction can be made in this regard, however..

According to the FDA, “LDT’s are important to the continued development of personalized medicine, so it is important that in vitro diagnostics are accurate so that patients and health care providers do not seek unnecessary treatments, delay needed treatments, or become exposed to inappropriate therapies.

Some common examples of LDT’s include: flow cytometry, next generation sequencing of DNA and RNA, liquid and gas chromatography and liquid biopsy. All of these are considered to be key tests in personalized/precision medicine.

We intend to perform its LDT testing in a CLIA Certified, CAP Accredited, High Complexity Molecular Laboratory under the direction of a qualified Laboratory Director with fully licensed Medical Laboratory Scientists.

Currently, there is legislation that would clarify FDA authority to regulate LDTs. This is HR 4128: VALID Act of 2021 introduced on June 24, 2021. (Source: H.R. 4128 C 117th Congress: VALID Act of 2021.@ www.GovTrack.us. 2021. November 23, 2022 https://www.govtrack.us/congress/bills/117/hr4128 Accessed 11/23/2022). Should this bill pass and be signed into law, the earliest implementing regulations would take effect would be in 2027. Additionally, the VALID Act includes grandfathered status for tests that were first offered for clinical use by a laboratory prior to the date of enactment. (Source: Epstein, Becker and Green, Health Law Advisor, May 20, 2022 https://www.healthlawadvisor.com/2022/05/20/the valid act senate action brings fda regulation of ldts closer to fruition/ Accessed 11/23/2022).

We believe that our proprietary testing will fully qualify for grandfather status, should the VALID Act pass.

Manufacturing and Distribution

We are currently in negotiations with several manufacturers regarding our mRNA for Life, Inc.’s Genetic Centric Supplement. We believe that our chosen manufacturer will be able to manufacture the necessary products at the highest quality standard. We intend to store our finished products in our own facilities, once we secure the necessary warehouse facility, and distribute our products to consumers through physician offices, wellness centers and established chain pharmacies. We intend to have all of our products produced and manufactured in the U.S. at facilities with good manufacturing practices. We intend that our initial distribution facility will be located in Florida. We are not currently aware of any material issues concerning the sourcing and availability of the raw materials used in our formulation.

We use Grace Health Technology Inc. as our Clinical Research Organization (“CRO”); Grace Health Technology contracts with Designer Genomics International, Inc. for the performance of certain CRO-related functions (our company has no contractual relationship with Designer Genomics International). The agreement with Grace Health Technology is for an initial term ending in July 2023, with automatic renewal terms of one year, unless terminated by either party. Each month, in payment of its services, we are obligated to pay Grace Health Technology an amount equal to its hard expenses incurred in performing its services plus 11.5% of such total hard expenses. The agreement is terminable upon any breach of the agreement, in the discretion of the non-breaching party. Through our agreement with Grace Health Technology, Genetics Institute of America (“GIA”) is to manufacture and distribute our testing kits.

Raw Materials

We do not anticipate difficulties in procuring the ingredients needed for the production of our nutritional supplement, as there exist numerous sources for such ingredients.

Competitive Environment

We believe there are few existing comparable competitors with an mRNA focus. We feel the closest competitors are companies that engage in direct-to-consumer DNA genetic testing, such as 23andME Inc., Alpha Laboratories Ltd., Centrillion Technology Holding Ltd., and others. According to Cision PR Newswire, the global direct to consumer Genetic Testing Market is positioned to grow by $1.38 billion USD through 2025, with a compound annual growth rate of 16.73%. We believe that advances in next generation genetic sequencing will be one of the key driving forces in the market through 2025. These trends are expected to have a major impact as companies expand into this new territory, which leads us to believe that this market will be fragmented.

We believe a main difference between us and any of the comparable companies described above is that we are focused on mRNA, while they focus on DNA. The mRNA changes day by day while DNA is permanent. That means they can suggest hereditary health concerns based on DNA indexes but cannot provide the detailed specificity that a mRNA index can provide. We believe this differentiates us from others, but also allows us to tap into a market that is not very saturated at this point. Since mRNA is everchanging, we will not have the single-service limitation that models that employ DNA-based testing have.

Our market industry is classified into two main distribution channels, direct sales and retail sales. We believe the direct sales segment will contribute the largest share of the market. Direct sales channels can give consumers access to their personal genetic and health information, regardless of the time and place. We understand consumers purchase genetic testing services directly based on quick turnaround time for test results and accessibility to the tests themselves. This has fueled the demand for online orders of genetic tests, thus boosting revenue growth in the direct sales segment.

We believe that we have little direct competition, due to its unique proposition of solely using mRNA patent-pending indexes for screening health. In addition, the patent-pending supplementation will also be a product unique in its markets. Due to these factors, we believe the primary barriers to entry are awareness and education.

Additionally, we believe our products and services could be used by many patients if supply and logistics were of no issue. Our initial target patient profile is an individual over the age of 35 that is health conscious, demonstrates buying habits of a healthy lifestyle (e.g., gym memberships, use of dietary supplements), and earns more than the mean U.S. yearly income.

Employees

Currently, we have three executive officers who perform all required administrative functions, in addition to their respective executive officer activities. Further, we retain persons who perform required professional services on our behalf as consultants.

Corporate Information

The Company was originally organized as a Kentucky corporation on February 11, 1988. On February 8, 2006, we formed a wholly owned subsidiary, Ludwig Enterprises, Inc., a Nevada corporation. On March 28, 2006, Ludwig Enterprises, Inc., our Kentucky corporation, merged with and into Ludwig Enterprises, Inc., our Nevada corporation, with the Company, Ludwig Enterprises, Inc., the Nevada corporation, being the surviving entity.

Our principal executive offices, and our subsidiaries, are located at 1749 Victorian Avenue, #C-350, Sparks, Nevada 89431; our telephone number is (954) 908-3366; our corporate website is located at www.ludwigent.com. No information found on, or connected to, the Company’s website is incorporated by reference into, any you must not consider the information to a part of, this Annual Report

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

We own no real property interest. The Company leases a small office that is sufficient for our current operations at a monthly rental of $400.

Item 3. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets under the symbol “LUDG.” Trading in OTC PINK stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the periods indicated. The information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2023
March 31, 2023	$0.018	$0.0149
June 30, 2023	$0.0131	$0.0067
September 30, 2023	$0.0068	$0.0042
December 31, 2023	$0.0056	$0.0008

Year Ended December 31, 2022
March 31, 2022	$0.062	$0.03
June 30, 2022	$0.0398	$0.025
September 30, 2022	$0.066	$0.015
December 31, 2022	$0.027	$0.0151

On April 15, 2024, the closing price of our Common Stock was $0.28.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, shareholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 16, 2023, we had 159,019,808 outstanding shares of common stock and approximately 77 shareholders of record.

Dividends

There are no restrictions in our Articles of Incorporation, as amended, or Bylaws that prevent us from declaring dividends. The payment of dividends on common stock is at the discretion of our Board of Directors. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We currently do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fourth quarter of 2023, we issued no unregistered securities that have not been previously reported.

Subsequent to December 31, 2023, we have issued the following unregistered securities that have not been previously reported:

1. (a) Securities Sold. A total of 1,250,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Kyle Ambert. (c) Consideration. Such shares of common stock were issued as compensation (250,000 shares pursuant to a consulting agreement and 1,000,000 shares as a performance bonus) and were valued at $.13 per share, or $162,500, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

2. (a) Securities Sold. A total of 225,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Anne B. Blackstone (200,000 shares) and Sapphire Villafana (25,000 shares). (c) Consideration. Such shares of common stock were issued as a performance bonus and were valued at $.29 per share, or $65,250, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

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

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview

We are an innovative technology and health related Company that is developing products that use mRNA-based genetic markers with the potential to measure the presence of inflammation, and, as a result, inflammatory driven diseases and monitor patient response to treatment. Advancements in medical technology have awarded us with cutting edge genetic tools, unheard of even a generation ago. These genetic tools have the potential to not only achieve early detection of diseases but also to support customized treatments that may improve patient outcomes. The Company is at the forefront of this new era of medicine with development of products that will embody our proprietary mRNA genomic technology that has the potential of detecting genetic biomarkers for inflammatory driven diseases, including, but not limited to, heart disease, diabetes, preeclampsia, cancer and “long COVID”.

Our subsidiary, Precision Genomics, Inc., has developed medical machine learning, artificial intelligence (“AI”) technology that uses measurements of mRNA genetic biomarkers to potentially predict the presence of inflammation, and, as a result, inflammatory driven diseases and monitor patient response to treatment. Precision Genomics’ proprietary technology uses unique mRNA language to capture a snapshot of disease and the body’s response to treatment. This genomic technology is applicable to chronic inflammatory driven diseases, including, but not limited to, cancer, heart disease, diabetes, preeclampsia and “long COVID”.

Effects of COVID 19 on The Company

The COVID-19 pandemic did not have a discernable negative impact on the Company, due to our lack of capital with which we operate. Overall, the Company is not of a size that required us to implement “companywide” policies in response to the COVID-19 pandemic.

Current Financial Condition Summary

We have not yet derived revenues from our operations.

We had a net loss of $2,456,550 for the year ended December 31, 2023. Additionally, we had net cash used in operating activities of $647,860 for the year ended December 31, 2023. At December 31, 2023, we had a working capital deficit of $1,461,565, an accumulated deficit of $4,242,482 and a stockholders’ deficit of $1,461,565, which could have a material impact on our ability to obtain needed capital.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes- Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on- frequency;” and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Year Ended December 31, 2023, compared to the Year Ended December 31, 2022. For the years ended December 31, 2023 and 2022, we had no revenue, respectively. We expect that revenues from sales of our planned products will begin during the third quarter of 2024, assuming we are able to obtain needed funding of approximately $1,500,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the years ended December 31, 2023 and 2022, were $ 1,453,868 and $560,505, respectively. The increase in operating expenses during the year ended December 31, 2023, was primarily due to a significant increase in our activities relating to our planned products, including the payment of product study expenses, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting and legal.

General and Administrative Expenses. The increase of $570,210 in general and administrative expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the significant increase in our activities relating to our planned products, including the payment of product study expenses, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $436,398 and $113,245 in research and development expenses for the years ended December 31, 2023 and 2022, respectively, were incurred due to our determining to make expenditures in the development of our planned products, including the payment of product study-relate expenses. While we expect to continue to incur research and development expenses, we are unable to predict the level of such expenditures, due to the uncertainty of the level of funding that will be available to us.

Other Income/Expense. Total other expense for the years ended December 31, 2023 and 2022, were $1,002,682 and $404,645, respectively. The increase in total other expense during the year ended December 31, 2023, was primarily due to a increase in amortization of debt discount associated with our obtaining loans convertible into shares of our common stock.

Amortization of Debt Discount. During the year ended December 31, 2023, we incurred amortization of debt discount expense of $469,514. During the year ended December 31, 2022, we incurred amortization of debt discount expense of $435,052. We are unable to predict with any certainty our amortization of debt discount expense for all of 2024.

Interest Expense. Interest expense for the year ended December 31, 2023, was higher than for the year ended December 31, 2022, $15,714 versus $14,068. We anticipate that our interest expense for all of 2024 will be higher, but are unable to make any prediction in this regard.

Gain on Debt Extinguishment. For the year ended December 31, 2023, we experienced a $-0- gain on debt extinguishment. For the year ended December 31, 2022, we experienced a $44,475 gain on debt extinguishment.

Net Loss. We incurred a net loss of $2,456,550 for the year ended December 31, 2023, as compared to a net loss of $965,150 for the year ended December 31, 2022. The increase in net loss for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase of $893,363 in operating expenses and an increase of $34,462 in amortization of debt discount. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2024 will be in excess of those incurred during the year ended December 31, 2023. However, we are unable to predict our actual operating expenses for all of 2024, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

December 31, 2023. At December 31, 2023, the Company had $108,335 in cash and a working capital deficit of $1,461,565, compared to $516,195 in cash and a working capital deficit of $826,167 at December 31, 2022. The Company has sufficient working capital to fund current operating expenses at least through the fourth quarter of 2024. To the extent the Company requires additional funds beyond such time, we will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $647,860 during the year ended December 31, 2023, compared to $444,805 used during the year ended December 31, 2022.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the year ended December 31, 2023, compared to $-0- during the year ended December 31, 2022.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $240,000 of net cash during the year ended December 31, 2023, as compared to $836,000 provided during the year ended December 31, 2022. All of the cash provided by financing activities was proceeds from convertible promissory notes issued.

Notes Payable and Convertible Notes Payable

In October 2023, the Company issued a 1-year, unsecured Note Payable for $100,000 with 8% interest, payable in October 2024. The note was also issued with 1,000,000 shares of common stock having a fair value of $179,000 ($0.179/share), based upon the quoted closing price. These shares are considered a debt issuance cost and will be amortized over the life of the note.

In October and November 2023, the Company issued unsecured, one (1) month, original issue discount convertible notes with a total of face amount of $105,000. These notes contained an original issue discount of $35,000, resulting in net proceeds of $70,000. The convertible notes were fully converted into 1,016,638 shares of common stock in November and December 2023.

In November, 2023, the holders of 9 convertible notes in the amount of $640,000 waived the convertibility feature of these notes. As a result, $640,000 of Convertible Notes Payable were reclassified from Convertible Notes Payable to Notes Payable.

For the two years ended December 31, 2023, we had the following activity related to our notes payable:

Balance–-December 31, 2021	$135,955
Proceeds (face amount of note)	150,000
Original issue debt discount	(75,000)
Amortization of debt discount	296,181
Balance–-December 31, 2022	$507,136
Proceeds (face amount of note)	122,873
Reclassifications	640,000
Balance–-December 31, 2023	$1,270,009

At December 31, 2023, our notes payable were as follows:

				December 31,	December 31,
Issue Date	Maturity Date	Interest Rate	Collateral	2023	2022
June 2012	July 2024	8%	Unsecured	$6,240	$6,240
May 2014	July 2024	8%	Unsecured	3,456	3,456
June 2016	July 2024	8%	Unsecured	38,216	38,216
January 2017	July 2024	8%	Unsecured	7,344	7,344
November 2020	July 2024	12%	Unsecured	46,480	46,480
March 2021	July 2024	8%	Unsecured	5,400	5,400
November 2021	July 2024	0%	Unsecured	250,000	250,000
February 2022	July 2024	0%	Unsecured	150,000	150,000
August 2023	August 2024	8%	Unsecured	122,873	—
October 2023	October 2024	8%	Unsecured	100,000	—
November 2023 (See Note 3)	July 2024	0%	Unsecured	$640,000	—
				$1,270,009	$507,136

Inflation

Our management believes economic conditions point toward continuing significant inflationary pressures for the foreseeable future. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how the potential impact any inflation would affect our future results of operations.

Going Concern

The consolidated financial statements beginning on page F-1 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $1,461,565 at December 31, 2023, and had a net loss of $2,456,550 for the year December 31, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At December 31, 2023, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our accounting policies are more fully described in our financial statements, beginning on page F-1. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on our best knowledge of current and anticipated events, actual results could differ from the estimates.

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

Beneficial Conversion Features. For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock. ASC 470-20 requires that the beneficial conversion feature be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible limited to the amount of the loan. This amount is recorded as a debt discount and amortized to interest expense in the Consolidated Statements of Operations

Debt Discount. For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

The Company plans to adopt ASU 2020-06 on January 1, 2024, which eliminates the cash conversion sub-sections of ASC 470-20 resulting in these instruments being recorded as a single liability. As a result, the discount created by recognition of a component of the convertible debt in equity will be eliminated and interest expense will be reduced. When adopted, the Company will record the change to retained earnings.

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

We do not expect the adoption of this pronouncement will have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2023 and 2022, there were no changes, in or disagreements with, our independent auditor.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As an emerging growth company experiencing rapid growth, we have worked diligently to improve processes within our company that increase risk related to transaction processing which can impact our financial reporting. We intend to implement a significant number of manual compensating controls to address this risk.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

This Annual Report on Form 10-K does not include an attestation report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to the rules of the SEC that require our company to provide only our company’s management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our company’s current directors and executive officers.

Directors and Executive Officers

Name	Age	Position(s)
Anne B. Blackstone	71	Director, Former President and CEO
Marvin S. Hausman, M.D.	82	Chief Executive Officer, Chief Science Officer and Director
Scott J. Silverman	53	Chief Financial Officer and Director
Thomas Terwilliger	78	Secretary and Treasurer

Our Directors serve until the earlier occurrence of the election of his successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Officers serve at the discretion of our Board of Directors. There exist no family relationships among our officers and directors.

Certain information regarding the backgrounds of each of our officers and directors is set forth below.

Anne B. Blackstone has served as our director since June 1, 2022, and foremerly served as our Chief Executive Officer from June 1, 2022, to September 5, 2023 and President from June 1, 2022 until December 31, 2023. Ms. Blackstone is certified registered nurse and has been employed at Envision Physician Services in such capacity since 1997. For more than 20 years, Ms. Blackstone has been a Certified Registered Nurse Anesthetist in Level 1 Trauma Center facility management. She received her Bachelor’s Degree in Fine Arts from the University of Florida and her Master’s of Science from Barry University, Miami Shores, Florida. We believe Ms. Blackstone’s vast experience in the medical industry qualifies her to serve as a member on our board of directors.

Marvin S. Hausman, M.D. has served as a Director and as our Chief Executive Officer and Chief Science Officer since September 5, 2023, after having served as a key consultant to our company since July 2022. Dr. Hausman is an Immunologist and Board-Certified Urological Surgeon with more than 30 years of drug research and development experience with various pharmaceutical companies, including Bristol Myers International, Mead Johnson Pharmaceutical Co., E.R. Squibb, Medco Research, and Axonyx. An accomplished executive with domestic and international experience, Dr. Hausman successfully executed acquisitions of breakthrough medical technology, in conjunction with formation, funding and launch of several corporations. He is a co-founder of Medco Research Inc., a NYSE biopharmaceutical company acquired by King Pharmaceutical Inc. He is a founder of Axonyx Inc., acquired by Torrey Pines Therapeutics, Inc. He is a founder of Entia Biosciences, Inc., which designs and develops natural organic antioxidant food-based products to be used as nutritional supplements in humans and animals. He is Founder and President of Northwest Medical Research Partners, Inc., a company specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products. Dr. Hausman is a Member of the Board of Governors of New York University School of Medicine Alumni Association.

Scott J. Silverman has served as a Director and our Chief Financial Officer since November 28, 2023. Mr. Silverman is one of the founders, and serves as President and CEO, of EverAsia Financial Group, which grew into a multi-national corporate financial management and advisory firm serving clients in the United States and Asia, and Thornhill Holdings, LTD, a private equity firm that focuses its investments in the hospitality, construction, real estate and healthcare sectors. Additionally, he serves as the CFO of Vocodia Holdings, Inc, a publicly traded artificial intelligence software company, in which capacity he oversaw their IPO, the CFO of PanGIA Biotech, a biotechnology company that has developed liquid biopsy technologies and the CFO of Vitae Group, Inc., a global insurance brokerage. Mr. Silverman is also currently a director nominee of Muliang Viagoo Technology, Inc. and Li Bang International Corp, Inc.

Previously, he served as the CFO of Sidus Space, Inc., a publicly traded Space-as-a-Service company in which capacity he oversaw its IPO, Healthsnap, Inc. a healthcare Software as a Service (SaaS) platform on the cutting edge of remote patient monitoring and chronic care management and Riverside Miami, LLC, a mixed-use restaurant and entertainment project in Miami, Florida. He has a bachelor’s degree in finance from George Washington University and a Master’s degree in accounting from NOVA Southeastern University.

Thomas Terwilliger has served as our Treasurer and Secretary since September 5, 2023. Mr. Terwilliger served as our Chief Operating Officer from September 5, 2023, through November 28, 2023. Immediately prior to his joining our company as Chief Operating Officer, from July 2022 through September 5, 2023, Mr. Terwilliger, in his role as consultant to Homeopathic Partners, Inc., provided administrative services to our company, under our now-terminated consulting agreement with Homeopathic Partners, Inc. Mr. Terwilliger is also the owner of Strategic Data Analytics, Inc and SH Funds, LLC.

Mr. Terwilliger originally incorporated our company in the State of Kentucky, in 1988. He served as our chief executive officer and a director from incorporation through March 2006, when we completed a change-in-state-of-incorporation merger (the “Reincorporation Merger”), which served to change our state of domicile to the State of Nevada. While serving as our chief executive officer, Mr. Terwilliger acted as the incorporator of our Nevada subsidiary that was the surviving entity in the Reincorporation Merger. From the March 2006 closing of the Reincorporation Merger until July 2022, Mr. Terwilliger did not serve as an officer or director of, or consultant to, our company.

Since 2006, Mr. Terwilliger has owned Corporate World, Inc., a Commercial Registered Agent in the State of Nevada that provides an array of corporate services in Nevada, including registered agent services to Nevada corporations. Mr. Terwilliger is not involved in the day-to-day operations of Corporate World, Inc. Corporate World, Inc. has served as our company’s registered agent in the State of Nevada since our incorporation as a subsidiary in February 2006. We pay Corporate World, Inc. $350 annually for its registered agent services, which include mail-forwarding and similar administrative services.

Mr. Terwilliger has over 40 years as a small investment banker helping public and private start-up companies with legal, accounting and regulatory issues. He has been president of a 12 state Association of Long-Distance Telephone Companies for 13 years, served on the President’s Oversight Committee of the U.S. Small Business Administration for Telecommunications. He is well known on Capitol Hill for his involvement with telecommunications and other regulatory issues. For about 30 years he has owned or operated both public and private research and development companies specializing in emerging technologies. Mr. Terwilliger’s technologies have been deployed in the U.S., Mexico and in many countries in Latin, South and Central America. He holds several patents relating to health technologies specific to food preservation and edible oils extraction/longevity. From the early 1970’s through 2009, Mr. Terwilliger served on the boards of communications companies, Kentucky Indiana Telephone Co. Inc., Kentucky Telephone A Service Corporation, Super Tel Com, Inc., SFM&T, Inc., Armed Forces Services, Inc., T-Tom-CATV, Inc., Trans American Cable, Inc., and financial services companies, Carco Leasing, Inc. and LL Holdings, Inc. From 2011 through 2016, Mr. Terwilliger was a Director of Home Health Care Associates, Inc., a Florida-based health care services company. During 2019 and 2020, Mr. Terwilliger was a Director of Employ Capital, Inc., a Florida-based financial services company. He currently is chairperson of a State of Florida chartered 3rd party voter registration organization. He was LSBC’s fund raising chairperson for the Love Jen (Kids with Cancer) foundation at Joe DiMaggio Children’s Hospital. He has been active with fund raising for Honor Flight being a 4-time Guardian to America’s veterans. From 2020 to 2021, he served as CFO and CEO of Winners, Inc. (OTC:WNRS). During 2021, Mr. Terwilliger was a Director of ClickStream Corporation (OTC:CLIS).

Key Consultant

Kyle Ambert, PhD. Dr. Ambert is currently Director of Data Science at Nike, Inc. and has extensive experience in data analytics, machine learning, artificial intelligence and applied analytics. His previous experience includes postings with the National Library of Medicine and Intel Corp. Dr. Ambert holds a PhD in Biomedical Informatics from Oregon Health & Science University.

Additionally, Dr. Ambert has interests in the following: applied analytics, multivariate statistics, machine learning and deep learning, text mining and natural language processing, biomedical informatics, distributed computing, information visualization, and behavioral economics. These interests give him skills in technical communication, data analysis, data visualization, analytics, programing, deep learning frameworks, and health and life sciences, all of which we believe are of great value to the Company. Under our consulting agreement dated July 1, 2022, with Dr. Ambert, we pay Dr. Ambert $2,500 per month. In addition, we issued Dr. Ambert 250,000 shares of our common stock upon his entering into the agreement. Dr. Ambert provides us with Biomedical Informatics Services, which includes developing data mining tools to quantitate, analyze and perform cluster analysis of DNA and RNA panels. The agreement is for a term of one year, which renews for additional one-year periods, unless either party elects not to renew the agreement.

Conflicts of Interest

Our executive officers, our sole director and our key consultant are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on a board of directors. As a result, certain conflicts of interest may arise. We will attempt to resolve such conflicts of interest in favor of our company. In general, our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that these officers and directors exercise good faith and integrity in handling our company’s affairs. A shareholder may be able to institute legal action on behalf of our company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to us.

Involvement in Certain Legal Proceedings

None of our executive officers and directors has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

As of the date of this Annual Report, our Board of Directors has not adopted a code of ethics with respect to our directors, officers and employees. Our Board of Directors intends to adopt a Code of Business Conduct and Ethics in the near future.

Corporate Governance

We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by our entire Board of Directors. During the year ended December 31, 2023, our Board of Directors did not hold a meeting, but instead took actions by written consent in lieu of a meeting.

There are no understandings between the Directors of the Company or any other person pursuant to which our officers and directors were or are to be selected as an officer or director.

Independence of Board of Directors

None of our Directors is independent, within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors.

Shareholder Communications with Our Board of Directors

The Company welcomes comments and questions from our shareholders. Shareholders should direct all communications to our Chief Executive Officer, Marvin S. Hausman, M.D., at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to respond individually to all communications. We will attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC, so that all shareholders have access to information about us at the same time. Dr. Hausman collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties, unless the communication is clearly frivolous.

Item 11. Executive Compensation

In General

Currently, our management is unable to estimate accurately when, if ever, our company will possess sufficient capital, whether derived from sales revenues, this offering or otherwise, for the payment of salaries to our management.

As of the date of this Annual Report, there are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of our company, pursuant to any presently existing plan provided by, or contributed to, our company.

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, our executive officers.

								Non-qualified
							Non-Equity	Deferred
							Incentive	Compen-	All Other
	Year				Stock	Option	Plan Com-	sation	Compen-
	Ended	Salary		Bonus	Awards	Awards	pensation	Earnings	sation	Total
Name and Principal Position	12/31	($)		($)	($)	($)	($)	($)	($)	($)

Anne B. Blackstone(1)	2023	18,000		—	—	—	—	—	—	18,000
Former President, Chief Executive Officer and Secretary	2022	10,500		—	5,200 (2)	—	—	—	—	15,700	(2)

Marvin S. Hausman, M.D.(3)	2023	60,000	(4)	—	—	—	—	—	—	60,000	(4)
President, Chief Executive Officer and Chief Science Officer	2022	—		—	—	—	—	—	—	—

Scott J. Silverman(5)	2023	13,125	(6)	—	—	—	—	—	—	13,125	(6)
Chief Financial Officer	2022	—		—	—	—	—	—	—	—

Thomas Terwilliger(7)	2023	139,387	(8)	—	—	—	—	—	—	139,387	(8)
Treasurer and Secretary (former Chief Operating Officer)	2022	—		—	—	—	—	—	—	—

Jean Cherubin	2023	—		—	—	—	—	—	—	—
Former Chief Executive Officer	2022	—		—	—	—	—	—	—	—

(1)	Ms. Blackstone did not become our Chief Executive Officer until June 1, 2022.
(2)	We issued 200,000 shares of common stock to Ms. Blackstone as a bonus, which shares were valued at $.026 per share, based on the closing price of our common stock on the date of issuance.
(3)	Dr. Hausman did not become our Chief Executive Officer until September 5, 2023.
(4)	$25,000 of this amount was accrued
(5)	Mr. Silverman did not become our Chief Financial Officer until November 28, 2023.
(6)	$7,625 of this amount was accrued.
(7)	Mr. Terwilliger did not become our Chief Operating Officer until September 5, 2023.
(8)	$60,000 of this amount was accrued
(9)	Includes fees paid to SH Fund LLC, Homeopathic Partners, Inc and Strategic Data Analytics, Inc., for all of which Thomas Terwilliger is the 100% or majority owner

Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Annual Report, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex- ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anne B. Blackstone	—	—	—	—	n/a	—	n/a	—	—

Marvin S. Hausman, M.D.	—	—	—	—	n/a	—	n/a	—	—

Scott J. Silverman	—	—	—	—	n/a	—	n/a	—	—

Thomas Terwilliger	—	—	—	—	n/a	—	n/a	—	—

Employment Agreements

Marvin S. Hausman, M.D. On September 5, 2023, we entered into an employment agreement with Marvin S. Hausman, M.D., pursuant to which Dr. Hausman serves as our Chief Executive Officer. Under his employment agreement, we will pay Dr. Hausman $5,000 per month. In addition, we will pay Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity.

From July 1, 2022, to September 5, 2023, Dr. Hausman provided services on behalf of our company, pursuant to a consulting agreement. Under his consulting agreement, we paid Dr. Hausman $5,000 per month. In addition, we were responsible for paying Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity. We made no payments to Dr. Hausman based on sales, during the term of his consulting agreement.

Thomas Terwilliger. On September 5, 2023, we entered into an employment agreement with Thomas Terwilliger, pursuant to which Mr. Terwilliger serves as our Chief Operating Officer, Treasurer and Secretary. Under his employment agreement, we will pay Mr. Terwilliger $5,000 per month. In addition, we will pay Mr. Terwilliger an amount equal to 10% of gross sales revenues attributable to Mr. Terwilliger’s efforts, in perpetuity.

Scott J. Silverman. On November 15, 2023, we entered into a Financial Advisory Services Agreement (the “CFO Agreement”) with EverAsia Financial Group, Inc. (“EverAsia”), a financial consulting firm owned by Scott J. Silverman, who, in conjunction with the execution the CFO Agreement, was appointed as our Chief Financial Officer. Pursuant to the terms of the CFO Agreement, Mr. Silverman shall serve as our Chief Financial Officer for an initial term of one (1) year, with automatic three-month extension terms thereafter, unless either party provides notice of its intent not to renew. In addition, the CFO Agreement may be terminated at any time by either party, upon 60-days’ notice.

Under the CFO Agreement, the Company is obligated to make monthly payments of $8,750, as follows:

Beginning from the execution date of the CFO Agreement and continuing until the Company raises $750,000 in equity or debt financing (the “Accrual Period”), the Company is obligated to make the monthly payments described in the following table:

Funds Raised	Paid Monthly	Accrued Monthly
$0 – $250,000	$3,750	$5,000
$250,000 – $750,000	$5,000	$3,750

Upon the Company’s raising of $750,000, it shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual.

In conjunction with the CFO Agreement, the Company agreed to indemnify EverAsia and Mr. Silverman, pursuant to an Indemnification Agreement. In general, the Indemnification Agreement provides that the Company will indemnify EverAsia and Mr. Silverman, to the fullest extent permitted by applicable law, against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with the service rendered to, or at the request of, the Company. This indemnification is only available if party seeking indemnification acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe the subject conduct was unlawful.

In addition and subject to certain limitations, the Indemnification Agreement provides for the advancement of expenses incurred in connection with any proceeding covered by the Indemnification Agreement. In order to obtain such advancement, the party seeking indemnification must provide the Company with an undertaking to repay all amounts if such party is ultimately determined not to be entitled to indemnification for such expenses.

The Indemnification Agreement does not exclude any other rights to indemnification or advancement of expenses to which the party seeking indemnification may be entitled, including any rights arising under applicable law, the Company’s articles of incorporation and bylaws, any other agreement or a vote of stockholders or resolution of directors, or otherwise.

Outstanding Equity Awards

Our Board of Directors has made no equity awards and no such award is pending.

Long-Term Incentive Plans

We currently have no employee incentive plans.

Director Compensation

Our directors receive no compensation for their serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our capital stock at April 16, 2024, for:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;
●	each named executive officer;
●	each of our directors; and
●	all of our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Ludwig Enterprises, Inc., 1749 Victorian Avenue, #C 350, Sparks, Nevada 89431. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants, preferred stock or restricted stock units held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 16, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares	%
	Beneficially	Beneficially
Name of Shareholder	Owned	Owned(1)	Effective Voting Power
Common Stock
Executive Officers and Directors
Marvin S. Hausman, M.D.	244,500,000 (2)	28.46%	See Note 10
Thomas Terwilliger	28,159,040 (3)	3.28%
Scott J. Silverman	0	0%
Anne B. Blackstone	400,000	*
Officers and directors, as a group (4 persons)	273,059,040 (2)(3)	31.79%
5% Owners
Barranquilla Investments, LLC(4)	200,000,000 (5)	23.28%
Homeopathic Partners, Inc.(6)	300,000,000 (7)	34.92%
Vasaio Capital, Inc.(8)	200,000,000 (9)	23.28%
Preferred Stock(10)
Barranquilla Investments, LLC(4)	2,000,000	28.57%
Homeopathic Partners, Inc.(6)	3,000,000	42.86%
Vasaio Capital, Inc.(8)	2,000,000	28.57%

*	Less than 1%.
(1)	Based on 859,019,808 shares outstanding, which includes (a) 159,019,808 issued shares, and (b) 700,000,000 unissued shares that underlie shares of Convertible Preferred Stock convertible within 60 days of the date of this Annual Report.
(2)	200,000,000 of these shares are unissued but underlie currently convertible shares of our Convertible Preferred Stock.
(3)	25,830,338 of these shares are owned by SH Fund LLC, an entity owned by Mr. Terwilliger, our Secretary and Treasurer; 1,175,992 of these shares are owned by Tadas Trust, James Williams, Trustee, the beneficiary of which is Mr. Terwilliger; and 102,710 of these shares are owned by Barr Irrevocable Trust, the trustee of which trust is Mr. Terwilliger.
(4)	The manager of Barranquilla Investments, LLC is Marvin S. Hausman, M.D., our Chief Executive Officer. Dr. Hausman has the sole voting and dispositive control over the shares held by Barranquilla Investments, LLC. The address of this shareholder is 1309 Coffeen Avenue, Suite 1200, Sheridan, Wyoming 82801.
(5)	These shares are unissued but underlie currently convertible shares of our Convertible Preferred Stock owned by Barranquilla Investments, LLC.

(6)	Carl Rubin is the Chief Executive Officer of Homeopathic Partners, Inc. Mr. Rubin has the sole voting and dispositive control over the shares held by Homeopathic Partners, Inc. The address of this shareholder is 2363 Arbordale Avenue, The Villages, Florida 32162.
(7)	These shares are unissued, but underlie currently convertible shares of our Convertible Preferred Stock owned by Homeopathic Partners, Inc.
(8)	Corain McGinn is the Chief Executive Officer of Vasaio Capital, Inc. Mr. McGinn has the sole voting and dispositive control over the shares held by Vasaio Capital, Inc. The address of this shareholder is 288 Grove Streeet, Suite 361, Braintree, Massachusetts 02184.
(9)	These shares are unissued, but underlie currently convertible shares of our Convertible Preferred Stock owned by Vasaio Capital, Inc.
(10)	Each share of Convertible Preferred Stock (a) is convertible into 100 shares of our common stock at any time and (b) has the following voting rights: each share of Convertible Preferred Stock shall vote on all matters as a class with the holders of common stock and each share of Convertible Preferred Stock shall be entitled to the number of votes equal to the “conversion rate,” or 100 votes per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2021, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Common Stock Repurchase Agreement

Effective August 10, 2023, we entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Worthington Financial Services, Inc. (“Worthington”), pursuant to which we repurchased 171,162,746 shares of our common stock (the “Worthington Shares”). In payment of such shares, we issued a promissory note (the “Worthington Note”) in the principal amount of $122,873 that bears interest at 8% per annum. The Worthington Note is due on the earlier to occur of (1) our receipt of the first $500,000 in proceeds in our current offering (of which there is no assurance) and (2) August 31, 2024. Under the Worthington Note, an event of default occurs if (1) we fail on the maturity date to pay timely the principal and accrued interest or (2) fail to timely file with OTC Markets or any regulatory agency, including the SEC, a required filing or (3) fail to timely pay, in full, any creditor or note holder of our company. Upon any such event of default, the then-unpaid principal amount shall bear interest at 18% per annum. In addition to customary rights of a creditor, upon an event of default under the Worthington Note, Worthington shall have the right, in its sole discretion, to rescind the Repurchase Agreement and to have the Worthington Shares reissued to it.

Consulting Agreement

Homeopathic Partners, Inc. Effective July 1, 2022, we entered into a consulting agreement with Homeopathic Partners, Inc. for the provision of general business consulting services. Upon the signing of this agreement, we issued Homeopathic Partners 2,000,000 shares of our Series B Preferred Stock. We pay Homeopathic Partners $10,000 per month. In addition, we are responsible to pay Homeopathic Partners an amount equal to 10% of gross sales revenues attributable to Homeopathic Partners’ efforts, in perpetuity. The agreement is for a term of one year, which renews for additional one-year periods, unless either party elects not to renew the agreement; provided, however, that Homeopathic Partners’ consulting agreement can be terminated at any time by either party, upon 15-days’ notice.

Effective September 5, 2023, in conjunction with our adding two executive officers, we terminated the consulting agreement with Homeopathic Partners, pursuant to its terms of termination.

Commercial Registered Agent

Since 2006, our Chief Operating Officer, Thomas Terwilliger, has owned Corporate World, Inc., a Commercial Registered Agent in the State of Nevada that provides an array of corporate services in Nevada, including registered agent services to Nevada corporations. Mr. Terwilliger is not involved in the day-to-day operations of Corporate World, Inc. Corporate World, Inc. has served as our company’s registered agent in the State of Nevada since February 2006. We pay Corporate World, Inc. $350 annually for its registered agent services, which include mail-forwarding and similar administrative services.

Policy for Approval of Related-Person Transactions

Our Board of Directors has adopted a related-person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or each person whom we know to beneficially own more than 5% of our outstanding shares of common stock (a “5% shareholder”) (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related-person transaction,” the related person must report the proposed related-person transaction to our outside general counsel. The policy calls for the proposed related-person transaction to be reviewed by and if deemed appropriate approved by, the audit committee of our board of directors. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review and, in its discretion, may ratify the related-person transaction. The policy also permits the chair of the audit committee to review, and if deemed appropriate approve, proposed related-person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related-person transactions that are ongoing in nature will be reviewed annually.

A related-person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related-person transaction;
●	the approximate dollar amount involved in the related-person transaction;
●	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to us of, the related-person transaction; and
●	any other information regarding the related-person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is not inconsistent with our best interests. The audit committee may impose any conditions on the related-person transaction that it deems appropriate.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee of our board of directors in the manner specified in its charter.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2023 and 2022, for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (b) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (c) services rendered in connection with tax compliance, tax advice and tax planning and (d) all other fees for services rendered.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$56,500	$24,500
Audit Related	$4,500	$0
Fees	$0	$0
Tax	$0	$0
All Other Fees	$0	$0
Total	$61,000	$24,500

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

Ludwig Enterprises, Inc. – Audited Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit No.	Description
21.1 *	Subsidiaries of Ludwig Enterprises, Inc.
31.1 *	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2 *	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC.

By:	/s/ Marvin S. Hausman	Dated: April 16, 2024.
Marvin S. Hausman, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

Chief Executive Officer [Principal
	Executive Officer], Chief Science	April 16, 2024
/s/ Marvin S. Hausman	Officer and Director
Marvin S. Hausman

Chief Financial Officer [Principal
/s/ Scott J. Silverman	Accounting Officer] and Director	April 16, 2024
Scott J. Silverman

/s/ Anne B. Blackstone	Director	April 16, 2024
Anne B. Blackstone

INDEX TO FINANCIAL STATEMENTS

Ludwig Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Of Ludwig Enterprises Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ludwig Enterprises, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit of $4,242,482 at December 31, 2023. For the year ended December 31, 2023, the Company incurred net loss of $2,456,550 and net cash used in operations of $647,860. In addition, the Company continues to experience negative cash flows from operations. The Company's ability to continue as a going concern is dependent on its ability to raise debt or equity-based capital at favorable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022.

Margate, Florida April 16, 2024

Ludwig Enterprises, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$108,335	$516,195
Prepaid expenses	4,133	—
Total Current Assets	112,468	516,195

Total Assets	$112,468	$516,195

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$204,024	$6,882
Notes payable, net	1,270,009	507,136
Convertible notes payable	100,000	828,344
Total Current Liabilities	1,574,033	1,342,362

Total Liabilities	1,574,033	1,342,362

Commitment and Contingencies (Note 4)

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 155,464,808 and 315,188,929 shares issued at December 31, 2023 and 2022, respectively	155,463	315,188
Additional paid in capital	2,618,454	637,577
Accumulated deficit	(4,242,482)	(1,785,932)
Total Stockholders’ Deficit	(1,461,565)	(826,167)
Total Liabilities and Stockholders’ Deficit	$112,468	$516,195

The accompanying notes are an integral part of these consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Operations

	For the
	Year Ended
	December 31,
	2023	2022

Revenues	$—	$—
Cost of revenues	—	—
Gross profit (loss)	—	—

Operating expenses
General and administration expenses	$1,017,470	$447,260
Research and development	436,398	113,245
Total operating expenses	1,453,868	560,505

Net loss from operations	(1,453,868)	(560,505)

Other income (expense)
Gain on debt extinguishment	—	44,475
Inducement expense	(517,454)	—
Interest expense	(15,714)	(14,068)
Amortization of debt discount	(469,514)	(435,052)
Total other income (expense)	(1,002,682)	(404,645)

Net loss before taxes	(2,456,550)	(965,150)

Income tax benefit	—	—

Net loss	$(2,456,550)	$(965,150)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	286,563,789	313,736,463

The accompanying notes are an integral part of these consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	$—	311,838,929	$311,838	$451,227	$(820,782)	$(57,717)

Stock issued for cash	6,000,000	6,000	—	—	—	—	6,000
Stock issued for option to acquire common stock	1,000,000	1,000	—	—	—	—	1,000
Stock issued for services	—	—	2,250,000	2,250	89,250	—	91,500
Stock issued for services - related party	—	—	200,000	200	5,000	—	5,200
Stock issued for asset purchase	—	—	1,000,000	1,000	17,000	—	18,000
Cancellation of common stock	—	—	(100,000)	(100)	100	—	—
Debt discount - beneficial conversion feature	—	—	—	—	75,000	—	75,000
Net loss	—	—	—	—	—	(965,150)	(965,150)
Balance, December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	$637,577	$(1,785,932)	$(826,167)

Stock issued for license fee ($0.37.share)	—	—	1,000,000	1,000	369,000	—	370,000
Stock issued for services	—	—	1,083,334	1,083	257,630	—	258,713
Stock issued for conversion of debt including inducement expense	—	—	7,315,341	7,315	942,837	—	950,152
Stock issued in connection with the extension and issuance of notes and convertible notes including inducement expense	—	—	2,040,000	2,040	363,120	—	365,160
Stock repurchased exchange for note payable ($0.001) - related party – net and stock cancelled	—	—	(171,162,796)	(171,163)	48,290	—	(122,873)
Net loss	—	—	—	—	—	(2,456,550)	(2,456,550)
Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	$2,618,454	$(4,242,482)	$(1,461,565)

The accompanying notes are an integral part of these consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Cash Flows

	For the
	Year Ended
	December 31,
	2023	2022
		s
Cash Flows from Operating Activities:
Net loss	$(2,456,550)	$(965,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	258,713	91,500
Stock issued for services - related party	—	5,200
Stock issued for option to acquire common stock	—	1,000
Stock issued for license fee	370,000	—
Stock issued for asset purchase	—	18,000
Amortization of debt discount	469,514	435,052
Inducement expense	517,454	—
Gain on debt extinguishment	—	(44,475)
Changes in operating assets and liabilities:
Prepaid expenses	(4,133)	—
Accounts payable and accrued liabilities	197,142	14,068
Net Cash Used in Operating Activities	(647,860)	(444,805)

Cash Flows from Financing Activities:
Proceeds from preferred stock issued for cash	—	6,000
Proceeds from notes payable - net	—	—
Proceeds from convertible notes payable - net	240,000	830,000
Net Cash Provided by Financing Activities	240,000	836,000

Net change in cash	(407,860)	391,195
Cash, beginning of period	516,195	125,000
Cash, end of period	$108,335	$516,195

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Cancellation of common stock	$171,163	$100
Conversion of accrued interest into convertible notes payable	$—	$9,473
Conversion of notes payable into common stock	$797,858	$—
Original issuance debt discount	$65,000	$552,857
Debt discount - beneficial conversion feature	$—	$75,000
Reclassification from convertible notes to notes payable	$640,000	$507,136
Stock repurchased and returnable in exchange for note payable - related party - net	$122,873	$—

The accompanying notes are an integral part of these consolidated financial statements.

LUDWIG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

Note 1–- Organization and Nature of Operations

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

On June 6, 2023, the Company formed Exousia Ai, Inc. (“EXO”), a Wyoming corporation, which is a wholly-owned subsidiary of the Company. EXO was formed to focus on studying the expression of differentially expressed mRNA genes in various chronic inflammatory diseases.

Liquidity, Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended December 31, 2023, the Company had:

●	Net loss of $2,456,550; and

●	Net cash used in operations was $647,860

Additionally, at December 31, 2023, the Company had:

●	Accumulated deficit of $4,242,482

●	Stockholders’ deficit of $1,461,565; and

●	Working capital deficit of $1,461,565

The Company has cash on hand of $108,335 at December 31, 2023. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2024,

●	Seek out strategic acquisitions of health care technology; and

●	Explore prospective partnership opportunities

Note 2–- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Significant estimates during the years ended December 31, 2023 and 2022 include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The three tiers are defined as follows:

●	Level 1–- Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2–- Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3–-Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments are carried at historical cost. At December 31, 2023 and 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 ”Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2023 and 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2023 and 2022, the Company’s cash balances exceeded FDIC insured limits by $0 and $256,583, respectively. The Company did not have any losses on cash in excess of the insured FDIC limit.

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

Inventory at December 31, 2023 and 2022 was $0.

From time to time, the Company may give away samples of its inventory. Samples are recorded as a component of advertising expense.

During the year ended December 31, 2023, the Company recorded a provision for obsolete inventory of $46,981. The Company determined that the product inventory was not saleable. The Company recorded this write down as a component of advertising expense which is included as part of general and administrative expenses. See advertising policy note below.

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

At December 31, 2023 and 2022, the Company had no derivative liabilities.

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

The Company incurred research and development expenses of $436,398 and $113,245 for the years ended December 31, 2023 and 2022, respectively.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, ”Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

As of December 31, 2023 and 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the statements of operations.

The Company recognized $135,576 and $79,931 in marketing and advertising costs during the years ended December 31, 2023 and 2022, respectively.

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

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible preferred stock, convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

At December 31, 2023 and 2022, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	December 31, 2023	December 31, 2022

Convertible Preferred Stock	700,000,000	700,000,000

Each share of preferred stock (7,000,000 shares) is convertible into 100 shares of common stock.

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

New Accounting Standard Adopted

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

This guidance will be adopted on January 1, 2024. The Company is evaluating the impact that the adoption of ASU 2020-06 might have on the Company’s consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

We do not expect the adoption of this pronouncement will have a material effect on the Company’s financial statements.

Note 3 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

The Company had the following activity related to its notes payable:

Balance–-December 31, 2021	$135,955
Proceeds (face amount of note)	150,000
Original issue debt discount	(75,000)
Amortization of debt discount	296,181
Balance–-December 31, 2022	$507,136
Proceeds (face amount of note)	122,873
Reclassifications	640,000
Balance–-December 31, 2023	$1,270,009

Notes payable are summarized as follows:

Issue Date	Maturity Date	Interest Rate	Collateral	2023	2022
June 2012	July 2024	8%	Unsecured	$6,240	$6,240
May 2014	July 2024	8%	Unsecured	3,456	3,456
June 2016	July 2024	8%	Unsecured	38,216	38,216
January 2017	July 2024	8%	Unsecured	7,344	7,344
November 2020	July 2024	12%	Unsecured	46,480	46,480
March 2021	July 2024	8%	Unsecured	5,400	5,400
November 2021	July 2024	0%	Unsecured	250,000	250,000
February 2023	July 2024	0%	Unsecured	150,000	150,000
August 2023	August 2024	8%	Unsecured	122,873	—
January 2023	July 2024	0%	Unsecured	100,000	—
October 2022(1)	July 2024	0%	Unsecured	440,000	—
November 2022(1)	July 2024	0%	Unsecured	100,000	—
				$1,270,009	$507,136

(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $540,000 from convertible notes to notes payable.

Note Payable

Modification of Notes Payable

The notes listed above at December 31, 2022 totaling $507,136 (excludes note for $122,873 due August 2024 and $100,000 due October 2024) were originally due at various dates in 2023. In 2023, the Company extended the maturity dates of these notes listed above to January 2024 or April 2024.

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

See Note 5 regarding common stock issued.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance–-December 31, 2021	$—
Proceeds (face amount of note)	1,307,857
Original issue debt discount	(552,857)
Debt discount–-beneficial conversion feature	(75,000)
Amortization of debt discount	138,871
Conversion of notes payable to common stock	9,473
Balance–-December 31, 2022	$828,344
Proceeds (face amount of note)	305,000
Reclassfiications	(640,000)
Original issue debt discount	(65,000)
Amortization of debt discount	469,514
Conversion of notes payable to common stock	(797,858)
Balance–-December 31, 2023	$100,000

Convertible Notes Payable are summarized as follows:

				December 31,	December 31,
Issue Date	Maturity Date	Interest Rate	Collateral	2023	2022
October 2022	April 2024	0%	Unsecured	$—	$440,000
November 2022	November 2023	0%	Unsecured	—	200,000
December 2022	April 2024	0%	Unsecured	—	592,857
October 2023	October 2024	8%	Unsecured	100,000	—
				$100,000	$1,232,857
			Less: unamortized debt discount	—	(404,513)
			Convertible notes payable – net	100,000	$828,344

Note Issued in 2023

In January 2023, the Company issued an unsecured, one (1) year, original issue discount convertible note with a face amount of $100,000. This note contained an original issue discount of $30,000, resulting in net proceeds of $70,000.

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

In October and November 2023, the Company issued unsecured, one (1) month, original issue discount convertible notes with a total of face amount of $105,000. These notes contained an original issue discount of $35,000, resulting in net proceeds of $70,000. The convertible note was fully converted into 954,638 shares of common stock in November and December 2023. The notes were also issued with 62,000 bonus shares having a fair value of $11,098 ($0.179/share), based upon the closing price. These shares are considered an inducement expense. See Note 5 regarding common stock issued.

These notes are payable in cash or convertible at $0.11 per share, at the sole option of the Company.

In October 2023, the Company executed a one-year (1) note payable for $100,000. The note bears interest at 8% and is unsecured. The note was also issued with 1,000,000 shares of common stock having a fair value of $179,000 ($0.179/share), based upon the quoted closing price. These shares are considered and inducement expense. See Note 5 regarding common stock issued.

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

Each of these convertible notes aggregating $1,232,857 are convertible at a 20% discount to market upon the effectiveness of the Company’s Form S-1 registration statement. These convertible notes each contain an embedded contingent conversion feature that until the contingency is resolved (declared effectiveness of the S1 registration statement) is not required to be accounted for in accordance with the related accounting guidance. The embedded feature in these convertible notes was not accounted for at December 31, 2022.

For the years ended December 31, 2023 and 2022, the Company recorded amortization of debt discount of $469,514 and $435,052, respectively.

Modification and Extinguishment of Convertible Notes Payable (Year Ended December 31, 2023 and 2022)

Year Ended December 31, 2023

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

In May 2023, the outstanding $1,232,857 in convertible notes payable balance, $692,857 of these notes were converted to 6,298,703 shares of common stock ($0.11/share) (see Note 4 and below regarding inducement).

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

In November, 2023, the holders of all of the convertible notes listed above waived the convertibility feature of these notes. As a result, $640,000 of Convertible Notes Payable were reclassified from Convertible Notes Payable to Notes Payable.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were greater than 10% different from the present value of the remaining cash flows under the original debt instruments.

In December 2023, 6 notes totaling $107,136 were extended to July 2024.

In March 2024, all of the notes listed above, as well as the note issued in January 2023 ($100,000) were extended to July 2024 (total ($640,000).

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

The entire $692,857 was converted into 6,298,703 shares of common stock. See Note 5.

The fair value of the Company’s common stock on the date of inducement was in excess of the value of the debt converted by $102,857 as follows during the year ended December 31, 2023:

December 31, 2023
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

The fair value of the Company’s common stock on the date of inducement was in excess of the value of the debt converted by $186,160 as follows during the year ended December 31, 2023:

December 31, 2023
Fair value of debt and common stock on extinguishment date	$1,226,160
Fair value of debt subject to inducement	1,040,000
Inducement expense	$186,160

3rd Inducement

In October 2023, the Company issued convertible notes of $105,000. As a result of conversion of notes, the Company issued extra shares and recorded it as inducement expense.

The fair value of the Company’s common stock on the date of inducement was in excess of the value of the debt converted by $105,000 as follows during the year ended December 31, 2023:

December 31, 2023
Fair value of debt and common stock on extinguishment date	$154,438
Fair value of debt subject to inducement	105,000
Inducement expense	$49,438

See Note 5 regarding common stock issued.

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

As a result, the Company recorded a gain on debt extinguishment of $44,475 as follows:

Debt–-prior to modjfication	$151,611
Debt–-after modification	107,136
Gain on debt extinguishment	$44,475

All classification terminology on the accompanying balance sheets for these notes was changed from convertible notes payable–- net to notes payable – net for 2022, whereas the classification of convertible notes payable – net was reflected for the year ended December 31, 2021 since at that time, these notes had an effective conversion option.

All notes issued subsequent to the modifications are classified as convertible notes in the accompanying consolidated balance sheets.

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

Maturity Date

Prior to the modification, the convertible notes payable matured on various dates ranging from 2020 and prior through 2022. In connection with the modification, maturity dates ranged from April 2023 to May 2023.

Note 4 – Commitments and Contingencies

On September 5, 2023, we entered into an employment agreement with Marvin S. Hausman, M.D., pursuant to which Dr. Hausman serves as our Chief Executive Officer. Under his employment agreement, we will pay Dr. Hausman $5,000 per month. In addition, we will pay Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity.

On September 5, 2023, we entered into an employment agreement with Thomas Terwilliger, pursuant to which Mr. Terwilliger serves as our Chief Operating Officer, Treasurer and Secretary. Under his employment agreement, we will pay Mr. Terwilliger $5,000 per month. In addition, we will pay Mr. Terwilliger an amount equal to 10% of gross sales revenues attributable to Mr. Terwilliger’s efforts, in perpetuity. On November 28, 2023, Mr. Terwilliger resigned as Chief Operating Officer, but continues to provide limited services to the company on an outsourced basis.

On November 15, 2023, we entered into a Financial Advisory Services Agreement with EverAsia Financial Group, Inc., a financial consulting firm owned by Scott J. Silverman, who, in conjunction with the execution the CFO Agreement, was appointed as our Chief Financial Officer. Under the CFO Agreement, the Company is obligated to make monthly payments of $8,750, as follows:

Beginning from the execution date of the CFO Agreement and continuing until the Company raises $750,000 in equity or debt financing (the “Accrual Period”), the Company is obligated to make the monthly payments described in the following table:

Funds Raised	Paid Monthly	Accrued Monthly
$0 – $250,000	$3,750	$5,000
$250,000 – $750,000	$5,000	$3,750

Upon the Company’s raising of $750,000, it shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual.

Note 5 – Stockholders’ Deficit

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

The Board of Directors has made the following designations of its preferred stock.

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

At December 31, 2023 and 2022, the Company had 7,000,000 shares issued and outstanding. See below for related issuances.

Equity Transactions for the Year Ended December 31, 2023

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

On the date of the modification, holders of these notes simultaneously converted an aggregate $692,857 into 6,298,703 shares of common stock ($0.11/share). Of the total debt converted to common stock, $342,857 was converted into 3,116,882 shares of common stock (this conversion was related to the inducement of including a fixed rate conversion option of $0.11/share). An additional $350,000 was converted into 3,181,821 shares of common stock (these conversions were at an agreed upon $0.11/share, no fixed rate conversion option had been added to these debt instruments).

Accordingly, no gain or loss was recognized upon debt extinguishment. On the date of debt conversion, the remaining unamortized debt discount associated with these notes was fully amortized, resulting in each of these notes being accreted to their face value at the time of conversion.

In October and November 2023, the convertible note was fully converted into 954,638 shares of common stock in November and December 2023. The notes were also issued with 62,000 bonus shares having a fair value of $11,098 ($0.179/share), based upon the closing price. These shares are considered an inducement expense. See Note 5 regarding common stock issued.

See Note 3 for discussion of inducement expense.

Stock Issued in connection with the extension of notes and convertible notes including inducement expense

In connection with both the 1st and 2nd inducements noted above, 1,040,000 shares of common stock, having a fair value of $186,160, based upon the quoted closing price of $0.179/share were authorized for issuance in connection with these inducements to extend the loan maturity dates. In October 2023, all shares were issued.

In Connection with the note payable issued in October noted above, 1,000,000 shares of common stock, having a fair value of $179,000, based upon the quoted closing price of $0.179/share were authorized and issued in October 2023.

Common Stock Cancelled

In October 2023, 171,162,796 shares were cancelled. See 2022 discussion below regarding stock issued for option to acquire common stock.

Equity Transactions for the Year Ended December 31, 2022

Stock Issued for Cash

The Company issued 6,000,000 shares of Series A, convertible preferred stock for $6,000 ($0.001/share).

Stock Issued for Option to Acquire Common Stock

The Company issued 1,000,000 shares of Series A, convertible preferred stock to an existing stockholder for the right to repurchase 172,162,796 shares of common stock for $122,873. The Company has until December 31, 2023 to exercise this option. At this time, the Company does not expect to exercise the option.

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

Acquisition of Designer Genomics International Corporation (Asset Purchase)

On July 1, 2022, the Company acquired the assets of Designer Genomics International Corporation (“DGI”) (a start-up entity) in exchange for 1,000,000 shares of common stock, having a fair value of $18,000 ($0.018/share), based upon the quoted closing trading price.

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

Note 6 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate and state tax rates of 24.52% to loss before taxes), are approximately as follows:

	December 31, 2023	December 31, 2022
Federal income tax benefit–-20.06%	$(177,000)	$(194,000)
State income tax–-4.458%	(37,000)	(43,000)
Non-deductible items	—	(11,000)
Subtotal	(214,000)	(248,000)
Change in valuation allowance	214,000	248,000
Income tax benefit	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are approximately as follows:

Schedule of Deferred Tax Assets and Liabilities

	December 31, 2023	December 31, 2022
Amortization of debt discount	$(119,000)	$(87,000)
Share based payments	(290,000)	(28,000)
Net operating lass carryforwards	(366,000)	(294,000)
Total deferred Tax assets	(775,000)	(409,000)
Less valuation allowance	775,000	409,000
Net deferred tax asset recorded	$—	$—

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ended December 31, 2023, the valuation allowance increased by approximately $214,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2023, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $1,444,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $1,144,000 may only be used to offset 80% of taxable income and are carried forward indefinitely.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three- year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted.

If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files corporate income tax returns in the United States and Florida jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2023 and 2022, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 7 – Subsequent Events

Stock Issued on Note Conversions

In January 2024, the Company issued 181,818 on the conversion of $20,000 due under a convertible promissory note.

Issuance of Common Stock

In March 2024, the Company issued 225,000 shares of common stock to two individuals as bonuses for their services. The stock was valued at $0.29/share and will be accounted for as Stock Based Compensation – non-related party.

In March 2024, the Company issued 1,250,000 shares of common stock to an individual for his services. Such shares of common stock were issued as compensation (250,000 shares pursuant to a consulting agreement and 1,000,000 shares as a performance bonus) and were valued at $.13 per share, or $162,500, in the aggregate. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

In March 2024, the Company issued 2,080,000 shares of common stock as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share, the closing price of the stock on the date of issue as quoted on OTCMarkets.com.

Securities Purchase Agreement

On February 12, 2024, the Company and an Investor entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated February 12, 2024, in the principal amount of $50,000 and interest of 10% per calendar year. The Note was funded by the Investor on February 15, 2024, with the Company receiving funding of $40,000, net of OID of $10,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Note matures on May 12, 2024. Only upon an event of default that shall not have been cured, the Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lowest traded price of the Common Stock during the thirty (30) business days prior to the relevant notice of conversion; provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s then-issued and outstanding common stock.

On February 12, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $5,000,000 in shares of its common stock (“Common Stock”), subject to certain limitations. The Investor was also issued a five-year warrant (the “Warrant”) to purchase 2,604,667 shares of Common Stock (the “Warrant Shares”) with standard anti-dilution provisions and cashless exercise.

Under the terms and subject to the conditions of the Purchase Agreement, the Investor is obligated to purchase up to $5,000,000 in shares of Common Stock (subject to certain limitations) from time to time over the period commencing on the date of the Purchase Agreement and ending on June 30, 2025. The price per share of Common Stock shall be eighty percent (80%) of the lowest traded price of the Common Stock for the six trading days following the closing date associated with the purchase notice delivered by the Company to the Investor. The maximum amount of each purchase notice shall be the lesser of (a) $250,000 or (b) two hundred fifty percent (250%) of the average daily trading volume during the six business days prior to the date associated with the purchase notices delivered by the Company to the Investor.

The Company’s sales of shares of Common Stock to the Investor under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Investor and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of the Common Stock; provided, however, that the Investor may increase the beneficial ownership limitation up to 9.99%, at its sole discretion, upon sixty-one (61) days’ prior written notice to the Company.

The Company agreed with the Investor that it will not enter into any other equity line or similar agreements without the prior consent of the Investor.

Pursuant to the terms of the Registration Rights Agreement, the Company shall file a registration statement with the SEC with respect to the shares of Common Stock issuable to the Investor pursuant to the Purchase Agreement and the Warrant Shares within 20 calendar days.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties and agreements of the Company and the Investor and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties.

The Company has not sold any shares to the Investor as of the date of this filing.

Advance From Third Party

In March 2024, an investor advanced the Company $150,000, the terms of which are still under negotiation.

Other

 Management has evaluated subsequent events through April 16, 2024.