Form 10-Q
period 2024-03-31
LUDWIG ENTERPRISES, INC.
filed 2024-05-20
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2024
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File No. 333-271439

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1133438 (IRS Employer Identification No.)

1749 Victorian Avenue, #C-350, Sparks, Nevada 89431

(Address of Principal Executive Offices, Including Zip Code)

786-235-9026

(Registrant’s telephone number, including area code)

N/A

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

Large accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [X]		Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 159,019,808 as of May 20, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Ludwig Enterprises, Inc.

Consolidated Balance Sheets

 (Unaudited)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current Assets
Cash	$345,470	$108,335
Prepaid expenses	4,133	4,133
Total Current Assets	349,603	112,468

Total Assets	$349,603	$112,468

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$279,159	$204,024
Notes payable	1,270,009	1,270,009
Convertible notes payable, net	398,000	100,000
Advances	50,000	—
Total Current Liabilities	1,997,168	1,574,033

Total Liabilities	1,997,168	1,574,033

Stockholders' Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 155,464,808 and 155,464,808 shares issued and outstanding, respectively	155,463	155,463
Common stock issuable	747,750	—
Additional paid in capital	3,295,584	2,618,454
Accumulated deficit	(5,853,362)	(4,242,482)
Total Stockholders' Deficit	(1,647,565)	(1,461,565)
Total Liabilities and Stockholders' Deficit	$349,603	$112,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$13,047	$—

Operating expenses
General and administration expenses	368,180	410,504
Research and development	42,982	410,016
Total operating expenses	411,162	820,520

Net loss from operations	(398,115)	(820,520)

Other income (expense)
Inducement expense	(520,000)	—
Finance expense	(677,130)
Interest expense	(7,635)	(2,572)
Amortization of debt discount	(8,000)	(152,737)
Total other income (expense)	(1,212,765)	(155,309)

Net loss before taxes	(1,610,880)	(975,829)

Income tax benefit	—	—

Net loss	$(1,610,880)	$(975,829)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	155,464,808	316,055,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	—	$—	$2,618,454	$(4,242,482)	$(1,461,565)

Common stock issuable for services	—	—	—	—	1,475,000	227,500	—	—	227,750
Common stock issuable for note extension included in inducement expense	—	—	—	—	2,080,000	520,000	—	—	520,000
Warrant issued for commitment fee	—	—	—	—	—	—	677,130	—	677,130
Net loss	—	—	—	—	—	—	—	(1,610,880)	(1,610,880)
Balance, March 31, 2024	7,000,000	$7,000	155,464,808	$155,463	3,555,000	$747,750	$3,295,584	$(5,853,362)	$(1,647,565)

For the Three Months Ended March 31, 2023

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	$637,577	$(1,785,932)	$(826,167)

Stock issued for license fee	—	—	1,000,000	1,000	369,000	—	370,000
Stock issued for services	—	—	490,000	490	175,910	—	176,400
Net loss	—	—	—	—	—	(975,829)	(975,829)
Balance, March 31, 2023	7,000,000	$7,000	316,678,929	$316,678	$1,182,487	$(2,761,761)	$(1,255,596)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

Ludwig Enterprises, Inc.

Consolidated Statements of Cash Flows

  (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,610,880)	$(975,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuable for services	227,750	176,400
Stock warrants issued for finance cost	677,130	370,000
Amortization of debt discount	8,000	152,737
Inducement expense	520,000	—
Changes in operating assets and liabilities:
Deposit	—	(23,865)
Accounts payable and accrued liabilities	75,135	2,672
Net Cash Used in Operating Activities	(102,865)	(297,885)
Cash Flows from Financing Activities:
Proceeds from convertible notes payable - net	290,000	70,000
Cash advance from investor	50,000	—
Net Cash Provided by Financing Activities	340,000	70,000
Net change in cash	237,135	(227,885)
Cash, beginning of period	108,335	516,195
Cash, end of period	$345,470	$288,310
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$15,000	$30,000

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

LUDWIG ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

As reflected in the accompanying financial statements, for the three months ended March 31, 2024, the Company had:

●	Net loss of $1,610,880; and
●	Net cash used in operations was $102,865

Additionally, at March 31, 2024, the Company had:

●	Accumulated deficit of $5,853,362
●	Stockholders’ deficit of $1,647,565; and
●	Working capital deficit of $1,647,565

The Company has cash on hand of $345,470 at March 31, 2024. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Note 2–- Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed with the SEC on April 16, 2023.

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

Significant estimates during the three months ended March 31, 2024 and 2023 include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments are carried at historical cost. At March 31, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At March 31, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2024 and December 31, 2023, the Company’s cash balances exceeded FDIC insured limits by $45,000 and $0, respectively. The Company did not have any losses on cash in excess of the insured FDIC limit.

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

The Company incurred research and development expenses of $42,982 and $410,016 for the three months ended March 31, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the statements of operations.

The Company recognized $10,451 and $69,856 in marketing and advertising costs during the three months ended March 31, 2024 and 2023, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options and common stock warrant.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

At March 31, 2024 and 2023, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	March 31, 2024	December 31, 2023

Convertible Preferred Stock	700,000,000	700,000,000
Warrant	2,604,667	—

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

This guidance was adopted on January 1, 2024. The adoption of ASU 2022-03 did not have a material impact on the Company's consolidated financial statements.

Note 3 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Notes payable are summarized as follows:

	Maturity	Interest		March 31,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012	July 2024	8%	Unsecured	$6,240	$6,240
May 2014	July 2024	8%	Unsecured	3,456	3,456
June 2016	July 2024	8%	Unsecured	38,216	38,216
January 2017	July 2024	8%	Unsecured	7,344	7,344
November 2020	July 2024	12%	Unsecured	46,480	46,480
March 2021	July 2024	8%	Unsecured	5,400	5,400
November 2021	July 2024	0%	Unsecured	250,000	250,000
February 2022	July 2024	0%	Unsecured	150,000	150,000
August 2023	August 2024	8%	Unsecured	122,873	122,873
January 2023 (1)	July 2024	0%	Unsecured	100,000	100,000
October 2022 (1)	July 2024	0%	Unsecured	440,000	440,000
November 2022 (1)	July 2024	0%	Unsecured	100,000	100,000
			Notes payable	$1,270,009	$1,270,009

(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$100,000
Proceeds (face amount of note)	300,000
Guaranteed Interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Amortization of debt discount	8,000
Balance – March 31, 2024	$398,000

Convertible Notes Payable are summarized as follows:

	Maturity	Interest		March 31,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
October 2023	October 2024	8%	Unsecured	$100,000	100,000
February 2024	May 2024	10%	Unsecured	55,000	-
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
				$405,000	$100,000
			Less: unamortized debt discount	(7,000)	-
			Convertible notes payable – net	398,000	$100,000

Notes Issued in 2024

In February, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated February 12, 2024, in the principal amount of $50,000. The Note was funded by the Investor on February 15, 2024, with the Company receiving funding of $40,000, net of OID of $15,000, including guaranteed interest of 10% per calendar year, or $5,000. The Note matures on May 12, 2024. Only upon an event of default that shall not have been cured, the Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lowest traded price of the Common Stock during the thirty (30) business days prior to the relevant notice of conversion; provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s then-issued and outstanding common stock.

On March 28, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated March 31, 2024, in the principal amount of $150,000 with an interest rate of 8% per annum. The Note matures on March 31,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On March 28, 2024, the Company entered into a second securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated March 31, 2024, in the principal amount of $50,000 with an interest rate of 8% per annum. The Note matures on March 31,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On March 28, 2024, the Company entered into a second securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated March 31, 2024, in the principal amount of $50,000 with an interest rate of 8% per annum. The Note matures on March 31,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

Inducements

In March 2024, the Company recorded 2,080,000 shares of common stock issuable as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share. The Company recorded $520,000 as inducement expense.

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

At March 31, 2024 and December 31, 2023, the Company had 7,000,000 shares issued and outstanding. See below for related issuances.

Equity Transactions for fiscal year 2024

During the three months ended March 31, 2024, the Company recorded 3,555,000 shares of common stock issuable as follows:

●	225,000 shares of common stock to three individuals as bonuses for their services valued at $0.29 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $65,250.

●	1,250,000 shares of common stock to an individual for his services. Such shares of common stock were issued as compensation (250,000 shares pursuant to a consulting agreement and 1,000,000 shares as a performance bonus) valued at $0.13 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $162,500.

●	2,080,000 shares of common stock as inducements to enter into promissory notes with the Company, valued at $0.25 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $520,000

Securities Purchase Agreement

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

The Company has not sold any shares to the Investor as of March 31, 2024.

Note 6 – Warrants

In February 2024, the Company issued 2,604,667 warrants in connection with the Purchase Agreement (Note 5), valued at $677,130. The Warrants expire five (5) years from the date of issuance. The warrants were earned and issued without recourse upon signature of the Purchase Agreement (Note 5),and recorded as a finance expense. The exercise price per warrant shall be calculated by dividing $30,000,000 by the total number of outstanding shares of common stock as of the exercise date.

A summary of activity of the warrants during the three months ended March 31, 2024, is follows:

	Number of	Weighted average	Weighted average
	Warrant	Exercise price	Remaining life (year)
Outstanding at December 31, 2023	-	$-	-
Grant	2,604,667	0.19	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2024	2,604,667	$0.19	4.87

The intrinsic value of the warrants as of March 31, 2024, is $148,545. All of the outstanding warrants are exercisable as of March 31, 2024.

Valuation

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Three months ended
March 31, 2024
Expected term	5 years
Expected average volatility	338%
Expected dividend yield	—
Risk-free interest rate	4.13%

Note 7 – Subsequent Events

On April 1, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated April 1, 2024, in the principal amount of $10,000 with an interest rate of 8% per annum. The Note matures on April,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On April 1, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated April 1, 2024, in the principal amount of $10,000 with an interest rate of 8% per annum. The Note matures on April 1,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On May 9, 2024, the Company paid the $50,000 OID Note entered into in February, 2024 together with $5,000 in guaranteed interest and retired the Note.

On May 15, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $10,000 with an interest rate of 8% per annum. The Note matures on May 15, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On May 16, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $100,000 with an interest rate of 8% per annum. The Note matures on May 16, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

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

We had a net loss of $1,610,880 (unaudited) for the three months ended March 31, 2024. Additionally, we had net cash used in operating activities of $102,865 (unaudited) for the three months ended March 31, 2024. At March 31, 2024, we had a working capital deficit of $1,647,565 (unaudited), an accumulated deficit of $5,853,362 (unaudited) and a stockholders’ deficit of $1,647,565 (unaudited), which could have a material impact on our ability to obtain needed capital.

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2022. For the three months ended March 31, 2024 and 2023, we had revenue from services of $13,047 and $0, respectively. We expect that revenues from sales of our planned products will begin during the third quarter of 2024, assuming we are able to obtain needed funding of approximately $1,500,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the three months ended March 31, 2024 and 2023, were $411,162 and $820,520, respectively. The decrease in operating expenses during the three months ended March 31, 2024, was primarily due to a significant decrease in our activities relating to research and development, as well as the reduction in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

General and Administrative Expenses. The decrease of $42,324 in general and administrative expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the decrease in our payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $42,982 and $410,016 in research and development expenses for the three months ended March 31, 2024 and 2023, respectively, were incurred due to our determining to make expenditures in the development of our planned products, including the payment of product study-relate expenses. While we expect to continue to incur research and development expenses, we are unable to predict the level of such expenditures, due to the uncertainty of the level of funding that will be available to us.

Other Income/Expense. Total other expense for the three months ended March 31, 2024 and 2023, were $1,212,765 and $155,309, respectively. The increase in total other expense during the three months ended March 31, 2024, was primarily due to a increase in inducement expense associated with our extending notes payable that had reached maturity and an issuance of warrants as a financing expense.

Amortization of Debt Discount. During the three months ended March 31, 2024, we incurred $8,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable. During the three months ended March 31, 2023, we incurred amortization of debt discount expense of $152,737. We are unable to predict with any certainty our amortization of debt discount expense for all of 2024.

Interest Expense. Interest expense for the three months ended March 31, 2024, was higher than for the three months ended March 31, 2023, $7,635 versus $2,572. We anticipate that our interest expense for all of 2024 will be higher but are unable to make any prediction in this regard.

Net Loss. We incurred a net loss of $1,610,880 for the three months ended March 31, 2024, as compared to a net loss of $975,829 for the three months ended March 31, 2023. The increase in net loss for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to stock-based inducement and financing expenses of $1,197,130, and reduced by a decrease of $409,358 in operating expenses, a decrease of $144,737 in amortization of debt discount and a increase in interest expense of $5,063. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2024 will be in excess of those incurred during the year ended December 31, 2023. However, we are unable to predict our actual operating expenses for all of 2024, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

March 31, 2024. At March 31, 2024, the Company had $345,470 in cash and a working capital deficit of $1,647,565 compared to $108,335 in cash and a working capital deficit of $1,461,565 at December 31, 2023. The Company has sufficient working capital to fund current operating expenses at least through the third quarter of 2024. To the extent the Company requires additional funds beyond such time, we will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $102,865 during the three months ended March 31, 2024, compared to $297,885 used during the three months ended March 31, 2023.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the three months ended March 31, 2024, compared to $-0- during the three months ended March 31, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $340,000 of net cash during the three months ended March 31, 2024, as compared to $70,000 provided during the three months ended March 31, 2023. All of the cash provided by financing activities was proceeds from convertible promissory notes issued and an advance.

Notes Payable and Convertible Promissory Notes

In February, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated February 12, 2024, in the principal amount of $50,000. The Note was funded by the Investor on February 15, 2024, with the Company receiving funding of $40,000, net of OID of $15,000, including guaranteed interest of 10% per calendar year, or $5,000. The Note matures on May 12, 2024. Only upon an event of default that shall not have been cured, the Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lowest traded price of the Common Stock during the thirty (30) business days prior to the relevant notice of conversion; provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s then-issued and outstanding common stock.

On March 28, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated March 31, 2024, in the principal amount of $150,000 with an interest rate of 8% per annum. The Note matures on March 31,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On March 28, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated March 31, 2024, in the principal amount of $50,000 with an interest rate of 8% per annum. The Note matures on March 31,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On March 28, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated March 31, 2024, in the principal amount of $50,000 with an interest rate of 8% per annum. The Note matures on March 31,2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

Notes payable are summarized as follows:

	Maturity	Interest		March 31,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012	July 2024	8%	Unsecured	$6,240	$6,240
May 2014	July 2024	8%	Unsecured	3,456	3,456
June 2016	July 2024	8%	Unsecured	38,216	38,216
January 2017	July 2024	8%	Unsecured	7,344	7,344
November 2020	July 2024	12%	Unsecured	46,480	46,480
March 2021	July 2024	8%	Unsecured	5,400	5,400
November 2021	April 2024	0%	Unsecured	250,000	250,000
February 2022	April 2024	0%	Unsecured	150,000	150,000
August 2023	August 2024	8%	Unsecured	122,873	122,873
January 2023 (1)	July 2024	0%	Unsecured	100,000	100,000
October 2022 (1)	July 2024	0%	Unsecured	440,000	440,000
November 2022 (1)	July 2024	0%	Unsecured	100,000	100,000
			Notes payable	$1,270,009	$1,270,009

(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$100,000
Proceeds (face amount of note)	300,000
Guaranteed Interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Amortization of debt discount	8,000
Balance – March 31, 2024	$398,000

Convertible Notes Payable are summarized as follows:

	Maturity	Interest		March 31,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
October 2023	October 2024	8%	Unsecured	$100,000	100,000
February 2024	May 2024	10%	Unsecured	55,000	-
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
				$405,000	$100,000
			Less: unamortized debt discount	(7,000)	-
			Convertible notes payable – net	398,000	$100,000

Advances

On March 28, 2024, an individual advanced the Company $50,000. There are no repayment terms on the advance as they are still under negotiation.

Going Concern

The unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $1,647,565 at March 31, 2024, and had a net loss of $1,610,880 (unaudited) for the three months ended March 31, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At March 31, 2024, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Debt Discount. For certain notes issued, the Company may provide the debt holder with an original issue discount and other direct financing expenses. The original issue discount and financing expenses are recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

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

       As of the quarter ended March 31, 2024, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we issue no unregistered securities that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024

101.*	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

       * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC. By: /s/ Marvin Hausman, M.D. Marvin Hausman, M.D. Chief Executive Officer	Dated: May 20, 2024