Form 10-Q
period 2024-06-30
LUDWIG ENTERPRISES, INC.
filed 2024-08-13
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2024
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File No. 333-271439

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1133438 (IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 159,019,808 as of August 13, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

\

Ludwig Enterprises, Inc.

Consolidated Balance Sheets

 (Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$201,907	$108,335
Prepaid expenses	44,253	4,133
Total Current Assets	246,160	112,468

Total Assets	$246,160	$112,468

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$447,907	$204,024
Notes payable	1,270,009	1,270,009
Convertible notes payable, net	490,000	100,000
Advance from investor	50,000	—
Total Current Liabilities	2,257,916	1,574,033

Total Liabilities	2,257,916	1,574,033

Stockholders' Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 159,019,808 and 155,464,808 shares issued and outstanding, respectively	159,018	155,463
Additional paid in capital	4,039,779	2,618,454
Accumulated deficit	(6,217,553)	(4,242,482)
Total Stockholders' Deficit	(2,011,756)	(1,461,565)
Total Liabilities and Stockholders' Deficit	$246,160	$112,468

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$13,047	$—
Operating expenses
General and administration expenses	271,467	273,752	$639,647	$684,256
Research and development	71,562	(15,806)	114,544	394,210
Total operating expenses	343,029	257,946	754,191	1,078,466
Net loss from operations	(343,029)	(257,946)	(741,144)	(1,078,466)
Other income (expense)
Inducement expense	—	(102,857)	(520,000)	(102,857)
Finance expense	—	—	(677,130)	—
Interest expense	(14,162)	(2,600)	(21,797)	(5,172)
Amortization of debt discount	(7,000)	(220,044)	(15,000)	(372,781)
Total other expense	(21,162)	(325,501)	(1,233,927)	(480,810)
Net loss before taxes	(364,191)	(583,447)	(1,975,071)	(1,559,276)
Income tax benefit	—	—	—	—
Net loss	$(364,191)	$(583,447)	$(1,975,071)	$(1,559,276)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	159,003,599	319,362,458	157,224,535	318,241,235

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Convertible Preferred Stock	Common Stock Issuable	Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit	Total
Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	—	$—	$2,618,454	$(4,242,482)	$(1,461,565)
Common stock issuable for services	—	—	—	—	1,475,000	227,750	—	—	227,750
Common stock issuable for conversion of debt including inducement expense	—	—	—	—	2,080,000	520,000	—	—	520,000
Warrant issued for commitment fee	—	—	—	—	—	—	677,130	—	677,130
Net loss	—	—	—	—	—	—	—	(1,610,880)	(1,610,880)
Balance, March 31, 2024	7,000,000	$7,000	155,464,808	$155,463	3,555,000	$747,750	$3,295,584	$(5,853,362)	$(1,647,565)
Common stock issued for services	—	—	1,475,000	1,475	(1,475,000)	(227,750)	226,275	—	—
Common stock issued for conversion of debt including inducement expense	—	—	2,080,000	2,080	(2,080,000)	(520,000)	517,920	—	—
Net loss	—	—	—	—	—	—	—	(364,191)	(394,191)
Balance, June 30, 2024	7,000,000	$7,000	159,019,808	$159,018	—	$—	$4,039,779	$(6,217,553)	$(2,011,756)

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	$637,577	$(1,785,932)	$(826,167)
Stock issued for license fee	—	—	1,000,000	1,000	369,000	—	370,000
Stock issued for services	—	—	490,000	490	175,910	—	176,400
Net loss	—	—	—	—	—	(975,829)	(975,829)
Balance, March 31, 2023	7,000,000	$7,000	316,678,929	$316,678	$1,182,487	$(2,761,761)	$(1,255,596)
Conversion of debt to common stock ($0.11/share) including inducement expense	—	—	6,298,703	6,299	789,416	—	795,715
Stock issued for services	—	—	383,334	383	45,600	—	45,983
Net loss	—	—	—	—	—	(583,447)	(583,447)
Balance, June 30, 2023	7,000,000	$7,000	323,360,966	$323,360	$2,017,503	$(3,345,208)	$(997,345)

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Convertible Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Amount	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	—	$—	$2,618,454	$(4,242,482)	$(1,461,565)
Common stock issuable for services	—	—	—	—	1,475,000	227,750	—	—	227,750
Common stock issuable for conversion of debt including inducement expense	—	—	—	—	2,080,000	520,000	—	—	520,000
Warrant issued for commitment fee	—	—	—	—	—	—	677,130	—	677,130
Common stock issued for services	—	—	1,475,000	1,475	(1,475,000)	(227,750)	226,275	—	—
Common stock issued for conversion of debt including inducement expense	—	—	2,080,000	2,080	(2,080,000)	(520,000)	517,920	—	—
Net loss	—	—	—	—	—	—	—	(1,975,071)	(1,975,071)
Balance, June 30, 2024	7,000,000	$7,000	159,019,808	$159,018	—	$—	$4,039,779	$(6,217,553)	$(2,011,756)

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	$637,577	$(1,785,932)	$(826,167)
Stock issued for license fee	—	—	1,000,000	1,000	369,000	—	370,000
Stock issued for services	—	—	490,000	490	175,910	—	176,400
Conversion of debt to common stock ($0.11/share) including inducement expense	—	—	6,298,703	6,299	789,416	—	795,715
Stock issued for services	—	—	383,334	383	45,600	—	45,983
Net loss	—	—	—	—	—	(1,559,276)	1,559,276)
Balance, June 30, 2023	7,000,000	$7,000	323,360,966	$323,360	$2,017,503	$(3,345,208)	$(997,345)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Ludwig Enterprises, Inc.

Consolidated Statements of Cash Flows

  (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,975,071)	$(1,559,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	227,750	222,383
Stock warrants issued for finance cost	677,130	—
Stock issued for license fee	—	370,000
Amortization of debt discount	15,000	372,781
Inducement expense	520,000	102,857
Changes in operating assets and liabilities:
Inventory	—	(46,829)
Prepaid expenses	(40,120)	(5,906)
Accounts payable and accrued liabilities	243,883	43,565
Net Cash Used in Operating Activities	(331,428)	(500,425)
Cash Flows from Financing Activities:
Proceeds from convertible notes payable - net	430,000	70,000
Repayment of convertible note and guaranteed interest	(55,000)	—
Cash advance from investor	50,000	—
Net Cash Provided by Financing Activities	425,000	70,000
Net change in cash	93,572	(430,425)
Cash, beginning of period	108,335	516,195
Cash, end of period	$201,907	$85,770
Supplemental cash flow information:
Cash paid for interest	$5,000	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$15,000	$30,000

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

LUDWIG ENTERPRISES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

As reflected in the accompanying financial statements, for the six months ended June 30, 2024, the Company had:

●	Net loss of $1,975,071; and
●	Net cash used in operations was $331,428

Additionally, at June 30, 2024, the Company had:

●	Accumulated deficit of $6,217,553
●	Stockholders’ deficit of $2,011,756; and
●	Working capital deficit of $2,011,756

The Company has cash on hand of $201,907 at June 30, 2024. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Management’s strategic plans include the following:

·	Execute business operations more fully during the year ended December 31, 2024,
·	Seek out strategic acquisitions of health care technology; and
·	Explore prospective partnership opportunities

Note 2–- Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed with the SEC on April 16, 2024.

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

Significant estimates during the six months ended June 30, 2024 and 2023 include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments are carried at historical cost. At June 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2024 and December 31, 2023, the Company’s cash balances exceeded FDIC insured limits by $0. The Company did not have any losses on cash in excess of the insured FDIC limit.

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

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

The Company incurred research and development expenses of $114,544 and $394,210 for the six months ended June 30, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the statements of operations.

The Company recognized $44,073 and $71,606 in marketing and advertising costs during the six months ended June 30, 2024 and 2023, respectively.

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

At June 30, 2024 and December 31, 2023, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	June 30, 2024	December 31, 2023

Convertible Preferred Stock	700,000,000	700,000,000
Convertible notes	3,900,000	—
Warrant	2,604,667	—

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Note 3 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Notes payable are summarized as follows:

	Maturity	Interest		June 30,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012 (2)	October 2024	8%	Unsecured	$6,240	$6,240
May 2014 (2)	October 2024	8%	Unsecured	3,456	3,456
June 2016 (2)	October 2024	8%	Unsecured	38,216	38,216
January 2017 (2)	October 2024	8%	Unsecured	7,344	7,344
November 2020 (2)	October 2024	12%	Unsecured	46,480	46,480
March 2021 (2)	October 2024	8%	Unsecured	5,400	5,400
November 2021 (2)	October 2024	0%	Unsecured	250,000	250,000
February 2022 (2)	October 2024	0%	Unsecured	150,000	150,000
August 2023 (2)	October 2024	8%	Unsecured	122,873	122,873
January 2023 (1) (2)	October 2024	0%	Unsecured	100,000	100,000
October 2022 (1) (2)	October 2024	0%	Unsecured	440,000	440,000
November 2022 (1) (2)	October 2024	0%	Unsecured	100,000	100,000
			Notes payable	$1,270,009	$1,270,009

(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable.
(2)	In July 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their notes to October 1, 2024. In consideration thereof, each noteholder received a warrant to purchase 2 shares of the Company’s common stock for each $1 of indebtedness they held, for an aggregate of 16 warrants exercisable into 2,541,276 shares of common stock, at an exercise price of $0.30 per share and an expiration date of July 16, 2026. The shares underlying each warrant are to be included in the Company’s next-filed registration statement with the Securities and Exchange Commission on Form S-1.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$100,000
Proceeds (face amount of note)	440,000
Guaranteed interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Repayments including guaranteed interest	(55,000)
Amortization of debt discount	15,000
Balance – June 30, 2024	$490,000

Convertible Notes Payable are summarized as follows:

	Maturity	Interest		June 30,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
January 2023	October, 2024	0%	Unsecured	$100,000	100,000
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
April 2024	April 2025	8%	Unsecured	10,000	-
April 2024	April 2025	8%	Unsecured	20,000	-
May 2024	May 2025	8%	Unsecured	10,000	-
May 2024	May 2025	8%	Unsecured	100,000	-
				$490,000	$100,000
			Less: unamortized debt discount	-	-
			Convertible notes payable – net	490,000	$100,000

Notes Issued in 2024

In February, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated February 12, 2024, in the principal amount of $50,000. The Note was funded by the Investor on February 15, 2024, with the Company receiving funding of $40,000, net of OID of $15,000, including guaranteed interest of 10% per calendar year, or $5,000. The Note matures on May 12, 2024. In July, 2024 the Company extended the maturity on the note to October 1, 2024. In consideration thereof, the noteholder received a warrant to purchase 2 shares of the Company’s common stock for each $1 of indebtedness they held, at an exercise price of $0.30 per share and an expiration date of July 16, 2026. The shares underlying each warrant are to be included in the Company’s next-filed registration statement with the Securities and Exchange Commission on Form S-1. Only upon an event of default that shall not have been cured, the Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lowest traded price of the Common Stock during the thirty (30) business days prior to the relevant notice of conversion; provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s then-issued and outstanding common stock.

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

On April 1, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated April 1, 2024, in the principal amount of $10,000 with an interest rate of 8% per annum. The Note matures on April 1, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On April 1, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated April 1, 2024, in the principal amount of $20,000 with an interest rate of 8% per annum. The Note matures on April 1, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

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

At June 30, 2024 and December 31, 2023, the Company had 7,000,000 shares issued and outstanding. See below for related issuances.

Equity Transactions for fiscal year 2024

During the six months ended June 30, 2024, the Company issued 3,555,000 shares of common stock as follows:

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

The Company has not sold any shares to the Investor as of June 30, 2024.

Note 6 – Warrants

In February 2024, the Company issued 2,604,667 warrants in connection with the Purchase Agreement (Note 5), valued at $677,130. The Warrants expire five (5) years from the date of issuance. The warrants were earned and issued without recourse upon signature of the Purchase Agreement (Note 5) and recorded as a finance expense. The exercise price per warrant shall be calculated by dividing $30,000,000 by the total number of outstanding shares of common stock as of the exercise date.

A summary of activity of the warrants during the six months ended June 30, 2024, is follows:

	Number of	Weighted average	Weighted average
	Warrant	Exercise price	Remaining life (year)
Outstanding at December 31, 2023	-	$-	-
Grant	2,604,667	0.19	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at June 30, 2024	2,604,667	$0.19	4.62

The intrinsic value of the warrants as of June 30, 2024, is $0. All of the outstanding warrants are exercisable as of June 30, 2024.

Valuation

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Six months ended
June 30, 2024
Expected term	5 years
Expected average volatility	338%
Expected dividend yield	—
Risk-free interest rate	4.13%

Note 7 – Subsequent Events

On July 2, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $5,000 with an interest rate of 8% per annum. The Note matures on July 2, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On July 8, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $15,000 with an interest rate of 8% per annum. The Note matures on July 8, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On July 8, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $10,000 with an interest rate of 8% per annum. The Note matures on July 8, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On July 8, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $4,000 with an interest rate of 8% per annum. The Note matures on July 8, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On July 10, 2024, the Company entered issued a Convertible Promissory Note to an investor in the principal amount of $50,000 with an interest rate of 8% per annum. The Note matures on July 10, 2025. The principal amount of the note together with any accrued interest is convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Note together with any accrued interest shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

On July 16, 2024 the Company entered into agreements with 16 noteholders, extending the maturity on their notes to October 1, 2024. In consideration thereof, each noteholder received a warrant to purchase 2 shares of the Company’s common stock for each $1 of indebtedness they held, for an aggregate of 16 warrants exercisable into 2,541,276 shares of common stock, at an exercise price of $0.30 per share and an expiration date of July 16, 2026. The shares underlying each warrant are to be included in the Company’s next-filed registration statement with the Securities and Exchange Commission on Form S-1.

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

Overview

We are an innovative technology and health related company that is developing products that use mRNA-based genetic markers with the potential to measure the presence of inflammation, and, as a result, inflammatory driven diseases and monitor patient response to treatment. Advancements in medical technology have awarded us with cutting edge genetic tools, unheard of even a generation ago. These genetic tools have the potential to not only achieve early detection of diseases but also to support customized treatments that may improve patient outcomes. Our company is at the forefront of this new era of medicine with development of products that will embody our proprietary mRNA genomic technology that has the potential of screening for genetic biomarkers for inflammatory driven diseases, including, but not limited to, heart disease, diabetes, preeclampsia, cancer and “long COVID.”

Our subsidiary, Precision Genomics, Inc., has developed medical machine learning artificial intelligence (“AI”) technology that uses measurements of mRNA genetic biomarkers to potentially predict the presence of inflammation, and, as a result, inflammatory driven diseases and monitor patient response to treatment. Precision Genomics’ proprietary technology uses unique mRNA language to capture a snapshot of disease and the body’s response to treatment. This genomic technology is applicable to chronic inflammatory driven diseases, including, but not limited to, cancer, heart disease, diabetes, preeclampsia and “long COVID.”

Current Financial Condition Summary

We had a net loss of $1,975,071 for the six months ended June 30, 2024. Additionally, we had net cash used in operating activities of $331,428 for the six months ended June 30, 2024. At June 30, 2024, we had a working capital deficit of $2,011,756, an accumulated deficit of $6,217,553 and a stockholders’ deficit of $2,011,756, which could have a material impact on our ability to obtain needed capital.

Results of Operations

Six months ended June 30, 2024, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, we had revenue from services of $13,047 and $0, respectively. We expect that revenues from sales of our planned products will begin during the fourth quarter of 2024, assuming we are able to obtain needed funding of approximately $1,500,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the six months ended June 30, 2024 and 2023, were $754,191 and $1,078,466 respectively. The decrease in operating expenses during the six months ended June 30, 2024, was primarily due to a significant decrease in our activities relating to research and development, as well as the reduction in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

General and Administrative Expenses. The decrease of $44,609 in general and administrative expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to the decrease in our payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $114,544 and $394,210 in research and development expenses for the six months ended June 30, 2024 and 2023, respectively, were incurred due to our determining to make expenditures in the development of our planned products, including the payment of product study-relate expenses. While we expect to continue to incur research and development expenses, we are unable to predict the level of such expenditures, due to the uncertainty of the level of funding that will be available to us.

Other Income/Expense. Total other expense for the six months ended June 30, 2024 and 2023, were $1,233,927 and $480,810, respectively. The increase in total other expense during the six months ended June 30, 2024, was primarily due to an increase in inducement expense associated with our extending notes payable that had reached maturity, an issuance of warrants as a financing expense and an increase in interest expense. The increases were offset by a decrease in amortization of debt discount.

Amortization of Debt Discount. During the six months ended June 30, 2024, we incurred $15,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable. During the six months ended June 30, 2023, we incurred amortization of debt discount expense of $372,781. We are unable to predict with any certainty our amortization of debt discount expense for all of 2024.

Interest Expense. Interest expense for the six months ended June 30, 2024, was higher than for the six months ended June 30, 2023, $21,797 versus $5,172. We anticipate that our interest expense for all of 2024 will be higher but are unable to make any prediction in this regard.

Net Loss. We incurred a net loss of $1,975,071 for the six months ended June 30, 2024, as compared to a net loss of $1,559,276 for the six months ended June 30, 2023. The increase in net loss for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to stock-based inducement and financing expenses of $1,197,130, by an increase of $324,275 in operating expenses, a decrease of $357,781 in amortization of debt discount and an increase in interest expense of $16,625. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2024 will be in excess of those incurred during the year ended December 31, 2023. However, we are unable to predict our actual operating expenses for all of 2024, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

June 30, 2024. At June30, 2024, the Company had $201,907 in cash and a working capital deficit of $2,011,756 compared to $108,335 in cash and a working capital deficit of $1,461,565 at December 31, 2023. The Company has sufficient working capital to fund current operating expenses at least through the third quarter of 2024. To the extent the Company requires additional funds beyond such time, we will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $331,428 during the six months ended June 30, 2024, compared to $500,425 used during the six months ended June 30, 2023.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the six months ended June 30, 2024, compared to $-0- during the six months ended June 30, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $425,000 of net cash during the six months ended June 30, 2024, as compared to $70,000 provided during the six months ended June 30, 2023. All of the cash provided by financing activities was proceeds from convertible promissory notes issued and an advance.

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

Notes payable are summarized as follows:

	Maturity	Interest		June 30,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012	July 2024	8%	Unsecured	$6,240	$6,240
May 2014	July 2024	8%	Unsecured	3,456	3,456
June 2016	July 2024	8%	Unsecured	38,216	38,216
January 2017	July 2024	8%	Unsecured	7,344	7,344
November 2020	July 2024	12%	Unsecured	46,480	46,480
March 2021	July 2024	8%	Unsecured	5,400	5,400
November 2021	April 2024	0%	Unsecured	250,000	250,000
February 2022	April 2024	0%	Unsecured	150,000	150,000
August 2023	August 2024	8%	Unsecured	122,873	122,873
January 2023 (1)	July 2024	0%	Unsecured	100,000	100,000
October 2022 (1)	July 2024	0%	Unsecured	440,000	440,000
November 2022 (1)	July 2024	0%	Unsecured	100,000	100,000
			Notes payable	$1,270,009	$1,270,009
(1)				In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$100,000
Proceeds (face amount of note)	300,000
Guaranteed Interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Amortization of debt discount	8,000
Balance – June 30, 2024	$398,000

Convertible Notes Payable are summarized as follows:

	Maturity	Interest		June 30,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
October 2023	October 2024	8%	Unsecured	$100,000	100,000
February 2024	May 2024	10%	Unsecured	55,000	-
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
				$405,000	$100,000
			Less: unamortized debt discount	(7,000)	-
			Convertible notes payable – net	398,000	$100,000

Advances

On March 28, 2024, an individual advanced the Company $50,000. There are no repayment terms on the advance as they are still under negotiation.

Going Concern

The unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $2,011,756 at June 30, 2024, and had a net loss of $1,975,071 for the six months ended June 30, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At June 30, 2024, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option.

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

As of the quarter ended June 30, 2024, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

31.1* Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

31.2* Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

32.1* Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

101.* INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

LUDWIG ENTERPRISES, INC. By: /s/ Marvin Hausman, M.D. Marvin Hausman, M.D. Chief Executive Officer	Dated: August 13, 2024