Form 10-Q
period 2024-09-30
LUDWIG ENTERPRISES, INC.
filed 2024-11-14
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2024
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File No. 333-271439

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1133438 (IRS Employer Identification No.)

8950 SW 74th Ct, Ste 2201-A149, Miami, FL 33156

(Address of Principal Executive Offices, Including Zip Code)

786-363-0166

(Registrant’s telephone number, including area code)

1749 Victorian Avenue, #C-350, Sparks, Nevada 89431

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 159,912,808 as of November 13, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Ludwig Enterprises, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash	$43,352	$108,335
Prepaid expenses	33,517	4,133
Deferred offering cost	60,000	—
Total Current Assets	136,869	112,468

Total Assets	$136,869	$112,468

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$561,934	$204,024
Notes payable	1,270,009	1,270,009
Convertible notes payable, net	584,000	100,000
Advance from investor	50,000	—
Total Current Liabilities	2,465,943	1,574,033

Total Liabilities	2,465,943	1,574,033

Stockholders' Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 159,912,808 and 155,464,808 shares issued and outstanding, respectively	159,911	155,463
Common stock issuable	40,000	—
Additional paid in capital	4,567,510	2,618,454
Accumulated deficit	(7,103,495)	(4,242,482)
Total Stockholders' Deficit	(2,329,074)	(1,461,565)
Total Liabilities and Stockholders' Deficit	$136,869	$112,468

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$207	$—	$13,254	$—
Operating expenses
General and administration expenses	319,513	161,072	$959,160	$845,328
Research and development	172,047	34,498	286,591	428,708
Total operating expenses	491,560	195,570	1,245,751	1,274,036
Net loss from operations	(491,353)	(195,570)	(1,232,497)	(1,274,036)
Other income (expense)
Inducement expense	(377,774)	(186,160)	(897,774)	(289,017)
Finance expense	—	—	(677,130)	—
Interest expense	(16,815)	(4,003)	(38,612)	(9,175)
Amortization of debt discount	—	(61,733)	(15,000)	(434,514)
Total other expense	(394,589)	(251,896)	(1,628,516)	(732,706)
Net loss before taxes	(885,942)	(447,466)	(2,861,013)	(2,006,742)
Income tax benefit	—	—	—	—
Net loss	$(885,942)	$(447,466)	$(2,861,013)	$(2,006,742)
Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	159,364,580	315,188,929	157,940,477	288,008,800

\The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine months Ended September 30, 2024 and 2023

(Unaudited)

(Unaudited)

	Convertible						Additional
	Preferred Stock		Common Stock		Common Stock Issuable		Paid in		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit		Total

Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	-	$-	$2,618,454		$(4,242,482)		$(1,461,565)

Common stock issuable for services	-	-	-	-	1,475,000	227,750	-		-		227,750
Common stock issuable for conversion of debt including inducement expense	-	-	-	-	2,080,000	520,000		-		-		520,000
Warrants issued for commitment fee	-	-	-	-	-	-		677,130		-		677,130
Net loss	-	-	-	-	-	-		-		(1,610,880)		(1,610,880)
Balance, March 31, 2024	7,000,000	$7,000	155,464,808	$155,463	3,555,000	$747,750	$3,295,584		$(5,853,362)		$(1,647,565)

Common stock issuable for services	-	-	1,475,000	1,475	(1,475,000)	(227,750)	226,275		-		-
Common stock issuable for conversion of debt including inducement expense	-	-	2,080,000	2,080	(2,080,000)	(520,000)		517,920		-		-
Net loss	-	-	-	-	-	-		-		(364,191)		(364,191)
Balance, June 30, 2024	7,000,000	$7,000	159,019,808	$159,018	-	$-	$4,039,779		$(6,217,553)		$(2,011,756)

Common stock issued for services	-	-	143,000	143	-	-		49,907		-		50,050
Common stock issued for research and development expenses	-	-	750,000	750	-	-		100,050		-		100,800
Common stock issuable for services	-	-	-	-	100,000	40,000		-		-		40,000
Warrants issued for inducement expense	-	-	-	-	-	-		377,774		-		377,774
Net loss	-	-	-	-	-	-		-		(885,942)		(885,942)
Balance, September 30, 2024	7,000,000	$7,000	159,912,808	$159,911	100,000	$40,000		$4,567,510		$(7,103,495)		$(2,329,074)

	Convertible								Additional		Total
	Preferred Stock		Common Stock		Common Stock Issuable		Common Stock Returnable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	—	$—	—	$—	$637,577	$(1,785,932)	$(826,167)

Stock issued for license fee ($0.37.share)	—	—	1,000,000	1,000	—	—	—	—	369,000	—	370,000

Stock issued for services ($0.10 - $0.36/share)	—	—	490,000	490	—	—	—	—	175,910	—	176,400

Net loss	—	—	—	—	—	—	—	—	—	(975,829)	(975,829)

March 31, 2023	7,000,000	7,000	316,678,929	316,678	—	—	—	—	1,182,487	(2,761,761)	(1,255,596)

Stock issued for services ($0.10 - $0.143/share)	—	—	383,334	383	—	—	—	—	45,600	—	45,983

Conversion of debt to common stock ($0.11/share) including inducement expense	—	—	6,298,703	6,299	—	—	—	—	789,416	—	795,715
Net loss	—	—	—	—	—	—	—	—	—	(583,447)	(583,447)

June 30, 2023	7,000,000	7,000	323,360,966	323,360	—	—	—	—	2,017,503	(3,345,208)	(997,345)

Stock issued for services ($0.173/share)	—	—	210,000	210	—	—	—	—	36,120	—	36,330

Common stock issuable in connection with the extension of notes and convertible notes including inducement expense ($0.179/share)	—	—	—	—	1,040,000	1,040	—	—	185,120	—	186,160
Stock repurchased and returnable in exchange for note payable ($0.001) - related party - net	—	—	—	—	—	—	(171,162,746)	(171,163)	48,290	—	(122,873)

Net loss	—	—	—	—	—	—	—	—	—	(447,466)	(447,466)

September 30, 2023	7,000,000	$7,000	323,570,966	$323,570	1,040,000	$1,040	(171,162,746)	$(171,163)	$2,287,033	$(3,792,674)	$(1,345,194)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Ludwig Enterprises, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(2,861,013)	$(2,006,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	277,800	258,713
Stock issued for research and development	100,800	—
Stock issuable for services	40,000	—
Stock warrants issued for finance expense	677,130	—
Stock issued for license fee	—	370,000
Amortization of debt discount	15,000	434,514
Inducement expense	897,774	289,017
Provision for obsolete inventory	—	46,981
Changes in operating assets and liabilities:
Inventory	—	(46,981)
Prepaid expenses	(29,384)	(4,133)
Accounts payable and accrued liabilities	357,910	79,066
Net Cash Used in Operating Activities	(523,983)	(579,565)

Cash Flows from Financing Activities:
Deferred offering cost	(60,000)	—
Proceeds from convertible notes payable - net	524,000	70,000
Repayment of convertible note and guaranteed interest	(55,000)	—
Cash advance from investor	50,000	—
Net Cash Provided by Financing Activities	459,000	70,000

Net change in cash	(64,983)	(509,565)
Cash, beginning of period	108,335	516,195
Cash, end of period	$43,352	$6,630

Supplemental cash flow information:
Cash paid for interest	$5,000	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$15,000	$30,000
Conversion of notes payable into common stock	$—	$692,858
Stock repurchased and returnable in exchange for note payable - related party - net	$—	$122,873

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

LUDWIG ENTERPRISES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1–- Organization and Nature of Operations

Organization and Nature of Operations

Ludwig Enterprises, Inc. (collectively, “we,” “us,” “our” or the “Company”), a Nevada Corporation (incorporated February 2006). In August 2024, the Board of Directors of the Company and the holders of 81.48% of the outstanding voting securities of the Company approved an amendment to the Company’s Articles of Incorporation, as amended, to change the Company’s corporate name to “Revealia, Inc.” The name change is pending approval of the State of Nevada and from FINRA.

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

As reflected in the accompanying financial statements, for the nine months ended September 30, 2024, the Company had:

·	Net loss of $2,861,013; and
·	Net cash used in operations was $523,983

Additionally, at September 30, 2024, the Company had:

·	Accumulated deficit of $7,103,495
·	Stockholders’ deficit of $2,329,074; and
·	Working capital deficit of $2,329,074

The Company has cash on hand of $43,352 at September 30, 2024. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Note 2–- Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed with the SEC on April 16, 2024.

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

Significant estimates during the nine months ended September 30, 2024 and 2023 include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The three tiers are defined as follows:

·	Level 1–- Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
·	Level 2–- Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
·	Level 3–-Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments are carried at historical cost. At September 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2024 and December 31, 2023, the Company’s cash balances exceeded FDIC insured limits by $0. The Company did not have any losses on cash in excess of the insured FDIC limit.

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

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

The Company incurred research and development expenses of $286,591 and $428,708 for the nine months ended September 30, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the statements of operations.

The Company recognized $174,303 and $121,397 in marketing and advertising costs during the nine months ended September 30, 2024 and 2023, respectively.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

As at September 30, 2024 and December 31, 2023, deferred offering costs consisted of the following:

	September 30,	December 31,
	2024	2023
General and administrative expenses	$60,000	$—
	$60,000	$—

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

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

·	Exercise price,
·	Expected dividends,
·	Expected volatility,
·	Risk-free interest rate; and
·	Expected life of option

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

At September 30, 2024 and December 31, 2023, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	September 30, 2024	December 31, 2023

Convertible Preferred Stock	700,000,000	700,000,000
Convertible notes	4,840,000	—
Common stock issuable	100,000	1,040,000
Warrant	5,145,943	—

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

Recent Accounting Pronouncements

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Note 3 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Notes payable are summarized as follows:

	Maturity	Interest		September 30,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012(1)(3)	April 2025	8%	Unsecured	$6,240	$6,240
May 2014(1)(3)	April 2025	8%	Unsecured	3,456	3,456
June 2016(1)(3)	April 2025	8%	Unsecured	38,216	38,216
January 2017(1)(3)	April 2025	8%	Unsecured	7,344	7,344
November 2020(1)(3)	April 2025	12%	Unsecured	46,480	46,480
March 2021(1)(3)	April 2025	8%	Unsecured	5,400	5,400
November 2021(1),(2)	April 2025	0%	Unsecured	250,000	250,000
February 2022(1),(2)	April 2025	0%	Unsecured	150,000	150,000
August 2023(1),(2)	April 2025	8%	Unsecured	122,873	122,873
January 2023 (1) (2)	April 2025	0%	Unsecured	100,000	100,000
October 2022 (1) (2)	April 2025	0%	Unsecured	440,000	440,000
November 2022 (1) (2)	April 2025	0%	Unsecured	100,000	100,000
			Notes payable	$1,270,009	$1,270,009
(1)				In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable
(2)				In October 2024, the Company entered into agreements with 6 noteholders, extending the maturity on their notes to April 1, 2025. In consideration thereof, each noteholder will, upon a successful uplisting to a senior exchange, be repaid their original purchase price and the OID discount and any accrued interest will be converted to common stock at a price of $0.10/share.
(3)				In October 2024, the Company entered into agreements with 6 noteholders, extending the maturity on their notes to April 1, 2025. In consideration thereof, each noteholder will, upon a successful uplisting to a senior exchange, be repaid 50% of their original principal and the balance of the any accrued interest will be converted to common stock at a price of $0.10/share.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$100,000
Proceeds (face amount of note)	534,000
Guaranteed interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Repayments including guaranteed interest	(55,000)
Amortization of debt discount	15,000
Balance - September 30, 2024	$584,000

Convertible Notes Payable are summarized as follows:

				September 30,	December 31,
Issue Date	Maturity Date	Interest Rate	Collateral	2024	2023
October 2023(1)	April, 2025	8%	Unsecured	$100,000	100,000
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
April 2024	April 2025	8%	Unsecured	10,000	-
April 2024	April 2025	8%	Unsecured	20,000	-
May 2024	May 2025	8%	Unsecured	10,000	-
May 2024	May 2025	8%	Unsecured	100,000	-
July 2024	July 2025	8%	Unsecured	5,000	-
July 2024	July 2025	8%	Unsecured	15,000	-
July 2024	July 2025	8%	Unsecured	10,000	-
July 2024	July 2025	8%	Unsecured	4,000	-
July 2024	July 2025	8%	Unsecured	50,000	-
August 2024	August 2025	8%	Unsecured	10,000	-
				$584,000	$100,000
			Convertible notes payable	584,000	$100,000

Notes Issued in 2024

In February, 2024, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated February 12, 2024, in the principal amount of $50,000. The Note was funded by the Investor on February 15, 2024, with the Company receiving funding of $40,000, net of OID of $15,000, including guaranteed interest of 10% per calendar year, or $5,000. The Note matures on May 12, 2024. In July, 2024 the Company extended the maturity on the note to October 1, 2024. In consideration thereof, the noteholder received a warrant to purchase 2 shares of the Company’s common stock for each $1 of indebtedness they held, at an exercise price of $0.30 per share and an expiration date of July 16, 2026. The shares underlying each warrant are to be included in the Company’s next-filed registration statement with the Securities and Exchange Commission on Form S-1. Only upon an event of default that shall not have been cured, the Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lowest traded price of the Common Stock during the thirty (30) business days prior to the relevant notice of conversion; provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s then-issued and outstanding common stock. The Note was repaid on May 9, 2024.

Between March 2024 and August, 2024, the Company entered into securities purchase agreements (the “SPAs”) with 13 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $484,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

Inducements

In March 2024, the Company recorded 2,080,000 shares of common stock issuable as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share. All shares were issued in April 2024. The Company recognized the extensions as debt extinguishment and recorded $520,000 as inducement expense.

In July 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their notes to October 1, 2024. In consideration thereof, each noteholder received a warrant to purchase 2 shares of the Company’s common stock for each $1 of indebtedness they held, for an aggregate of 16 warrants exercisable into 2,541,276 shares of common stock, at an exercise price of $0.30 per share and an expiration date of July 16, 2026. The Company recorded $377,774 as inducement expense. In October, 2024, the Notes were further extended to April, 2025.

Interest expense

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense for notes payable and convertible notes of $38,612 and $9,175, respectively.

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

On September 5, 2023, we entered into an employment agreement with Thomas Terwilliger, pursuant to which Mr. Terwilliger serves as our Chief Operating Officer, Treasurer and Secretary. Under his employment agreement, we will pay Mr. Terwilliger $5,000 per month. In addition, we will pay Mr. Terwilliger an amount equal to 10% of gross sales revenues attributable to Mr. Terwilliger’s efforts, in perpetuity. On November 28, 2023, Mr. Terwilliger resigned as Chief Operating Officer, but continued to provide limited services to the company on an outsourced basis. As of July 2024, Mr. Terwilliger no longer provides services to the Company and his agreement has been terminated.

On November 15, 2023, we entered into a Financial Advisory Services Agreement with Thornhill Advisory Group, Inc. (f/k/a EverAsia Financial Group, Inc.), a financial consulting firm owned by Scott J. Silverman, who, in conjunction with the execution the CFO Agreement, was appointed as our Chief Financial Officer. Under the CFO Agreement, the Company is obligated to make monthly payments of $8,750, as follows:

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

On April 1, 2024,,Jose Antonio Reyes. signed an Offer Letter for his employment as our Chief Operating Officer. In September 2024, Mr. Reyes was named as our Chief Executive Officer. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Mr. Reyes of $8,750, as follows:

Beginning from the execution date of the Offer Letter and continuing until the Company raises $750,000 in equity or debt financing (the “Accrual Period”), the Company is obligated to make the monthly payments described in the following table:

Funds Raised	Paid Monthly	Accrued Monthly
$0 – $250,000	$3,750	$5,000
$250,000 – $750,000	$5,000	$3,750

Upon the Company’s raising of $750,000, it shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual.

On April 1, 2024,,Marvin S. Hausman., M.D. signed an Offer Letter for his employment as our Chief Science Officer. Additionally, Dr. Hausman serves as our Chairman of the Board of Directors. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Dr. Hausmanof $8,750, as follows:

Beginning from the execution date of the Offer Letter and continuing until the Company raises $750,000 in equity or debt financing (the “Accrual Period”), the Company is obligated to make the monthly payments described in the following table:

Funds Raised	Paid Monthly	Accrued Monthly
$0 – $250,000	$3,750	$5,000
$250,000 – $750,000	$5,000	$3,750

Upon the Company’s raising of $750,000, it shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual.

From September 5, 2023 until April 1, 2024, Marvin S. Hausman, M.D., served as our Chief Executive Officer. Under his employment agreement, we paid Dr. Hausman $5,000 per month. In addition, we were to pay Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity.

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

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Scientific Officer and Chairman of the Board of Directors, and a royalty of 5%, payable 2.5% each to Dr. Marvin Hausman and to Nova Mentis Life Sciences Corp., respectively, of all revenue derived from Commercialization for a period of 10 years from the date of execution of the Agreement. The Company recognized the purchase of the patent as a R&D development and recorded R&D expense of $100,800.

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Scientific Officer and Chairman of the Board of Directors, and a royalty of 5%, payable 2.5% each to Dr. Marvin Hausman and to Nova Mentis Life Sciences Corp., respectively, of all revenue derived from Commercialization for a period of 10 years from the date of execution of the Agreement.

Note 5 – Stockholders’ Deficit

The Company has two (2) classes of stock:

Common Stock

·	1,250,000,000 shares authorized
·	$0.001 par value
·	Voting at 1 vote per share

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

The Board of Directors has made the following designations of its preferred stock.

Series A, Convertible Preferred Stock

·	7,000,000 shares authorized.
·	$0.001 par value.
·	Conversion feature–-each share of preferred stock is convertible into 100 shares of common stock.
·	Voting–-on an as converted basis with common stock, at the applicable conversion rate (100 votes for each share of convertible preferred held).
·	Dividends–-accrued only upon declaration of the board of directors, at the applicable conversion rate.
·	Mandatorily redeemable (automatic conversion) on January 1, 2025. (See below amendment)
·	Anti-dilution provision – rights exist for the period of two years after the convertible preferred shares were converted into common stock. Additionally, holders of the convertible preferred stock will have full ratchet anti-dilution protection rights at the rate of 65% calculated on a fully diluted basis. (See below amendment)

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

At September 30, 2024 and December 31, 2023, the Company had 7,000,000 shares issued and outstanding. See below for related issuances.

Equity Transactions for fiscal year 2024

During the nine months ended September 30, 2024, the Company issued 4,448,000 shares of common stock as follows:

·	225,000 shares of common stock to three individuals as bonuses for their services valued at $0.29 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $65,250.

·	1,250,000 shares of common stock to an individual for his services. Such shares of common stock were issued as compensation (250,000 shares pursuant to a consulting agreement and 1,000,000 shares as a performance bonus) valued at $0.13 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $162,500.

·	143,000 shares of common stock for marketing and advertising service valued at $50,050.

·	2,080,000 shares of common stock as inducements to enter into promissory notes with the Company, valued at $0.25 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $520,000

·	750,000 shares of common stock for research and development activities valued at $0.13 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $100,800.

During the nine months ended September 30, 2024, the Company recorded 100,000 shares of common stock issuable for marketing and advertising service valued at $40,000.

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

The Company has not sold any shares to the Investor as of September 30, 2024.

Equity Incentive Plan

In August 2024 the Company adopted a stock incentive plan in order to attract and retain employees and other service providers. In connection therewith, the Company filed with the SEC a Registration Statement on Form S-8 under Section 5 of the Securities Act of 1933, initially registering 30,000,000 shares of common stock of the Company.

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

In July 2024, the Company issued 2,541,276 warrants in connection with the extension of maturity of notes payable (Note 3), valued at $377,774 recorded as an inducement expense. The Warrants expire two (2) years from the date of issuance with an exercise price of $0.30 per share.

A summary of activity of the warrants during the nine months ended September 30, 2024, is follows:

	Number of	Weighted average	Weighted average
	Warrant	Exercise price	Remaining life (year)
Outstanding at December 31, 2023	-	$-	-
Grant	5,145,943	0.25	3.52
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2024	5,145,943	$0.25	3.10

Exercisable at September 30, 2024	5,145,943	$0.25	3.10

The intrinsic value of the warrants as of September 30, 2024, is $0. All of the outstanding warrants are exercisable as of September 30, 2024.

Valuation

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Nine months ended
September 30, 2024
Expected term	2 - 5 years
Expected average volatility	241 - 338%
Expected dividend yield	—
Risk-free interest rate	4.13 - 4.43%

Note 7 – Subsequent Events

In October 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their notes to April 1, 2025. In consideration thereof, each noteholder will, upon a successful uplisting to a senior exchange, be repaid their original principal and any accrued interest will be converted to common stock at a price of $0.10/share.

In October 2024, the Company entered into agreements with 1 noteholders, extending the maturity on their note to April 1, 2025. In consideration thereof, the noteholder will, receive 500,000 shares of common stock.

In November, 2024, the Company entered into securities purchase agreements (the “SPAs”) with 3 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $94,708 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

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

Current Financial Condition Summary

We had a net loss of $2,861,013 for the nine months ended September 30, 2024. Additionally, we had net cash used in operating activities of $523,983 for the nine months ended September 30, 2024. At September 30, 2024, we had a working capital deficit of $2,329,074, an accumulated deficit of $7,103,495 and a stockholders’ deficit of $2,329,074, which could have a material impact on our ability to obtain needed capital.

Results of Operations

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, we had revenue from services of $13,254 and $0, respectively. We expect that revenues from sales of our planned products will begin during the first quarter of 2025, assuming we are able to obtain needed funding of approximately $1,500,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2024 and 2023, were $1,245,751 and $1,274,036 respectively. The decrease in operating expenses during the nine months ended September 30, 2024, was primarily due to a significant decrease in our activities relating to research and development, as well as the reduction in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

General and Administrative Expenses. The increase of $113,832 in general and administrative expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to the decrease in our payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $286,591 and $428,708 in research and development expenses for the nine months ended September 30, 2024 and 2023, respectively, were incurred due to our determining to make expenditures in the development of our planned products, including the payment of product study-relate expenses. While we expect to continue to incur research and development expenses, we are unable to predict the level of such expenditures, due to the uncertainty of the level of funding that will be available to us.

Other Income/Expense. Total other expense for the nine months ended September 30, 2024 and 2023, were $1,628,516 and $732,706, respectively. The increase in total other expense during the nine months ended September 30, 2024, was primarily due to an increase in inducement expense associated with our extending notes payable that had reached maturity, an issuance of warrants as a financing expense and an increase in interest expense. The increases were offset by a decrease in amortization of debt discount.

Amortization of Debt Discount. During the nine months ended September 30, 2024, we incurred $15,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable. During the nine months ended September 30, 2023, we incurred amortization of debt discount expense of $434,514. We are unable to predict with any certainty our amortization of debt discount expense for all of 2024.

Interest Expense. Interest expense for the nine months ended September 30, 2024, was higher than for the nine months ended September 30, 2023, $38,612 versus $9,175. We anticipate that our interest expense for all of 2024 will be higher but are unable to make any prediction in this regard.

Net Loss. We incurred a net loss of $2,861,013 for the nine months ended September 30, 2024, as compared to a net loss of $2,006,742 for the nine months ended September 30, 2023. The increase in net loss for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase interest expense, stock-based inducement and financing expenses of $1,613,516, by a decrease of $28,285 in operating expenses, a decrease of $419,514 in amortization of debt discount and an increase in interest expense of $29,437. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2024 will be in excess of those incurred during the year ended December 31, 2023. However, we are unable to predict our actual operating expenses for all of 2024, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

September 30, 2024. At September30, 2024, the Company had $43,352 in cash and a working capital deficit of $2,329,074 compared to $108,335 in cash and a working capital deficit of $1,461,565 at December 31, 2023. The Company has sufficient working capital to fund current operating expenses at least through the third quarter of 2024. To the extent the Company requires additional funds beyond such time, we will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $523,983 during the nine months ended September 30, 2024, compared to $320,700 used during the nine months ended September 30, 2023.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the nine months ended September 30, 2024, compared to $-0- during the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $459,000 of net cash during the nine months ended September 30, 2024, as compared to $70,000 provided during the nine months ended September 30, 2023. All of the cash provided by financing activities was proceeds from convertible promissory notes issued and an advance.

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

Between March 2024 and August, 2024, the Company entered into securities purchase agreements (the “SPAs”) with 13 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $484,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

Notes payable are summarized as follows:

	Maturity	Interest		September 30,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012(1)(2)	April 2025	8%	Unsecured	$6,240	$6,240
May 2014(1)(2)	April 2025	8%	Unsecured	3,456	3,456
June 2016(1)(2)	April 2025	8%	Unsecured	38,216	38,216
January 2017(1)(2)	April 2025	8%	Unsecured	7,344	7,344
November 2020(1)(2)	April 2025	12%	Unsecured	46,480	46,480
March 2021(1)(2)	April 2025	8%	Unsecured	5,400	5,400
November 2021(1),(2)	April 2025	0%	Unsecured	250,000	250,000
February 2022(1),(2)	April 2025	0%	Unsecured	150,000	150,000
August 2023(1),(2)	April 2025	8%	Unsecured	122,873	122,873
January 2023 (1) (2)	April 2025	0%	Unsecured	100,000	100,000
October 2022 (1) (2)	April 2025	0%	Unsecured	440,000	440,000
November 2022 (1) (2)	April 2025	0%	Unsecured	100,000	100,000
			Notes payable	$1,270,009	$1,270,009
(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable
(2)	In October 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their notes to April 1, 2025. In consideration thereof, each noteholder will, upon a successful uplisting to a senior exchange, be repaid their original purchase price and the OID discount and any accrued interest will be converted to common stock at a price of $0.10/share.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$100,000
Proceeds (face amount of note)	534,000
Guaranteed interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Repayments including guaranteed interest	(55,000)
Amortization of debt discount	15,000
Balance - September 30, 2024	$584,000

Convertible Notes Payable are summarized as follows:

				September 30,	December 31,
Issue Date	Maturity Date	Interest Rate	Collateral	2024	2023
October 2023	April 2025	8%	Unsecured	$100,000	100,000
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
April 2024	April 2025	8%	Unsecured	10,000	-
April 2024	April 2025	8%	Unsecured	20,000	-
May 2024	May 2025	8%	Unsecured	10,000	-
May 2024	May 2025	8%	Unsecured	100,000	-
July 2024	July 2025	8%	Unsecured	5,000	-
July 2024	July 2025	8%	Unsecured	15,000	-
July 2024	July 2025	8%	Unsecured	10,000	-
July 2024	July 2025	8%	Unsecured	4,000	-
July 2024	July 2025	8%	Unsecured	50,000	-
August 2024	August 2025	8%	Unsecured	10,000	-
				$584,000	$100,000
			Convertible notes payable	584,000	$100,000

Inducements

In March 2024, the Company recorded 2,080,000 shares of common stock issuable as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share. All shares were issued in April 2024. The Company recorded $520,000 as inducement expense.

In July 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their notes to October 1, 2024. In consideration thereof, each noteholder received a warrant to purchase 2 shares of the Company’s common stock for each $1 of indebtedness they held, for an aggregate of 16 warrants exercisable into 2,541,276 shares of common stock, at an exercise price of $0.30 per share and an expiration date of July 16, 2026. The Company recorded $377,774 as inducement expense. In October, 2024, the Notes were further extended to April, 2025.

Advances

On March 28, 2024, an individual advanced the Company $50,000. There are no repayment terms on the advance as they are still under negotiation.

In October 2024, the Company entered into agreements with 1 noteholders, extending the maturity on their note to April 1, 2025. In consideration thereof, the noteholder will, receive 500,000 shares of common stock.

Going Concern

The unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $2,329,074 at September 30, 2024, and had a net loss of $2,861,013 for the nine months ended September 30, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At September 30, 2024, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Intangible asset. Intangible assets with an indefinite life, consist of store operating rights, are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

Intangible assets with finite lives, consist of customer lists, are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

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

As of the quarter ended September 30, 2024, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

       Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

31.1* Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

31.2* Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

32.1* Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

101.* INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

LUDWIG ENTERPRISES, INC. By: /s/ Jose Antonio Reyes. Jose Antonio Reyes Chief Executive Officer	Dated: November 14, 2024