Form 10-K
period 2024-12-31
LUDWIG ENTERPRISES, INC.
filed 2025-03-31
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-41881

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada	61-1133438
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8950 SW 74th Ct., Ste 2201-A149, Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

(786) 363-0166

(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LUDG	OTC Pink Marketplace

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $0.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 28, 2024, of $0.156) is $17,488,299.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value (being the only class of its common stock), is 161,569,807 as of March 21, 2025.

Documents Incorporated by Reference

None

LUDWIG ENTERPRISES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2024

Items in Form 10-K

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Annual Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” or other words of a similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this Annual Report. You should understand that forward-looking statements made in this Annual Report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

ii

PART I

Item 1. Business

In this Annual Report, “we,” “us” and “our” refer to Ludwig Enterprises, Inc.

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

During the history of the Company, it has, variously, been involved in the radio paging industry and the broadcasting industry as it relates to “specialized programming” utilizing surplus spectra present on existing FCC-licensed spectrum. In April 2019, the Company acquired Direct Mortgage Investors, Inc. (“DMI”), a residential mortgage broker. However, due to ongoing disputes between the former owner of DMI and his then-wife, this acquisition was rescinded in September 2021, and the parties returned to status quo ante.

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

Our Focus

We are an innovative genomic technology and health related Company that is developing products that use mRNA genetic biomarkers to potentially assess the occurrence of inflammation, and, as a result, inflammation related chronic diseases. We are currently using genetic tools in our mRNA program that were developed between 1990 and 2003 by The Human Genome Project (HGP). The project sequenced all of the genes within the human genome. Base pairs that compose our mRNA biomarkers are based on these DNA findings. Advancements in genomic technology have awarded humankind with cutting edge genetic tools, unheard of even a generation ago. These genetic tools, coupled with our proprietary mRNA technology, have the potential to achieve early detection of inflammatory driven diseases, and support customized treatments that may improve patient outcomes. To date, we have not launched our genetic screening program and have not sold any of our test kits.

The immune system and inflammatory processes are involved in not just a few select disorders, but a wide variety of physical health problems that dominate the occurrences of many chronic diseases and worldwide morbidity and mortality. Chronic inflammatory diseases have been recognized as the most significant cause of death in the world today, with more than 50% of all deaths being attributable to inflammation-related diseases, according to [ Furman D, et al. Chronic inflammation in the Etiology of Disease Across The Life Span. Nat Med. 2019 Dec; 25(12): 1822–1832.]

Scientifically valid studies in peer reviewed journals have shown that over 90% of chronic diseases are related to inflammatory causation. These diseases include but are not limited to heart disease, stroke, cancer, diabetes mellitus, arthritis, autoimmune and neurodegenerative disorders. Furthermore, chronic inflammation has also been linked to mental issues such as depression, according to a study published at the Am J. Psychiatry journal (Frank P, et al. Association Between Systemic Inflammation and Individual Symptoms of Depression: A Pooled Analysis of 15 Population-Based Cohort Studies. Am J Psychiatry. Published online October 14, 2021. doi: 10.1176/appi.ajp.2021.20121776). The risk of developing chronic inflammation may be traced back to early development, and its effects can persist throughout the life span to affect adulthood health and the risk of mortality. With this perspective, the Company’s genomic technology intends to offer promising avenues for future research and medical care intervention.

We use commercially available medical machine learning artificial intelligence (“AI”) technology that uses mRNA inflammatory language to potentially capture an inflammatory snapshot of disease and the body’s response to treatment.

Recent Developments

On August 13, 2024, the majority shareholders of the Company, acting by majority written consent in lieu of a meeting, approved a change of the Company’s corporate name to “Revealia, Inc.” Once FINRA processes the aforementioned name change we will take the necessary steps to effectuate the change. The timing of FINRA’s processing cannot be estimated by the Company.

On September 16, 2024, we entered into an Intellectual Property Conveyance Agreement, to be effective as of August 26, 2024 (the “IP Agreement”), with Marvin S. Hausman, M.D., the Company’s Chief Science Officer and Director, and Nova Mentis Life Science Corp. (“Nova”). The basis for the IP Agreement is that certain mRNA Neuro Panel and Serotonin Assay, lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (the “Patent”), the invention of which was done by Mr. Hausman in collaboration with Nova.

The stated purpose of the IP Agreement was to resolve all obligations owed to Hausman by Nova, including but not limited to $245,712.00 in unpaid consulting consideration (the “Consulting Consideration”), by and through conveyance of all right, title and interest Nova may have held in the Patent and associated intellectual property associated therewith to the Company (the “Conveyance”) for further commercialization (the “Commercialization”).

On December 31, 2024, the Board of Directors of the Company, acting by unanimous consent in lieu of a meeting, approved the sale of the Company’s wholly owned subsidiary, Exousia AI, Inc., to Marijuana Inc (“MAJI”). In connection therewith, the Company and MAJI entered into a Stock Purchase Agreement, whereby MAJI issued 10,000 Series B Convertible Stock to the Company in exchange for 100% ownership of Exousia AI, Inc. MAJI also agreed to issue a 1 year, 8%, $100,000 Secured Promissory Note to the Company with a maturity date of December, 21, 2025.

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

Our Philosophy

We believe the future of healthcare will focus on personalized medicine that is preventative, rather than reactive, and we can be at the front of this revolution. We are of the opinion, and believe that many others share our sentiment, that the healthcare system, as it is currently structured, can be improved. The practice of healthcare is often reactive rather than preventative. This means that, in many instances, the detection and/or identification of diseases does not occur until they have already caused a certain amount of damage. This results in higher financial costs overall as well as a lower quality of life for people. We believe that healthcare does not have to remain this way. With precision medicine, of which we want our mRNA genetic indexing to be a part, diseases may be detected early and before they cause irreparable damage.

Recent research has revealed that inflammation plays a key role in many diseases and that reducing it can even prevent heart attacks and strokes, among other diseases. In September 2017, a truly landmark significant clinical study called the “CANTOS Trial” was primarily authored by Dr. Paul M. Ridker and published in the New England Journal of Medicine. In the Cantos Trial, the study showed that therapy with the anti-inflammatory drug Canakinumab reduced inflammation”, anti-inflammatory therapy, in people who had a prior heart attack and showed that, was shown to reduce their likelihood of subsequent heart attacks or strokes was reduced by 15 percent. It also decreased the need for major interventions such as angioplasty and bypass surgery by 30 percent, proving that addressing inflammation to prevent heart disease is essential.

The objective of our program is to measure key mRNA genes that are involved in the production of inflammatory molecules, called cytokines and chemokines, that cause chronic tissue damage, such as those produced in heart attacks, strokes and inflammation related diseases. If caught early enough, appropriate anti-inflammatory treatment can be employed in an attempt to ward off the chronic process before it causes irreparable damage.

Chronic inflammation can be silent and not produce symptoms — and most people are not regularly screened for inflammation.

Candidates

Our products include our proprietary Revealia™ Home Test Kits

Revealia™ Home Test Kits

Our test kits use mRNA genetic indices to measure the expression of cytokines and chemokines, which are small proteins that create cellular signals. Increases and decreases in gene expression levels of pro-inflammatory cytokines and chemokines may be found in patients with active or inactive chronic disease conditions. The combination of mRNA genetic expression and machine learning AI could, we believe, with a certain degree of accuracy, identify individuals with the potential to develop chronic inflammatory diseases, such as cancer and heart disease. Through mRNA indices, we have the potential to obtain a personalized inflammatory score, which is a snapshot or signature, which may have the predictive power to diagnose chronic disease development, and further provide us with the ability to evaluate treatment response. One example of treatment response is to evaluate patient outcomes to different anti-cancer therapies.

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

Machine Learning (AI). In a general sense, machine learning (ML; often used interchangeably with the term “Artificial Intelligence”, or AI) is a set of computational approaches wherein an algorithm is used to learn characteristics of some data set or group together entities in the data based on common characteristics. Machine learning has three main subfields: supervised, unsupervised, and reinforcement learning. In the present set of studies we mainly concern ourselves with supervised and unsupervised machine learning. In the former, labeled data are used to learn important predictive characteristics for some response variable. For example, one might have a set of measurements for a collection of three types of iris flowers. Using supervised methods, one could build a model to predict the species of previously unseen iris flowers based on their own measurements. Unsupervised machine learning is slightly different. Here, we don’t have labels but use observed characteristics (or features) of entities to cluster together into groups. Ideally, the groupings that result are associated with some latent shared labels (i.e., without using iris species labels we could cluster them based on their measurements and would likely find that flowers of the same species naturally land in the same group).

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

Planned Research Study

In December 2022, we received Institutional Review Board (“IRB”) approval of our study titled “Using Measurements of mRNA and ELISA-based Cytokine/Protein Indices to Evaluate Pre- and Post- Diagnosis and Treatment Response of Patients with Urothelial Carcinoma of the Bladder.” IRB approval is an important step in conducting a research study. This study is expected to proceed upon us securing the necessary funds to undertake such a study, which is estimated to be $1,250,000.  We will commence this study using funds from this offering, though we will need to secure additional funding to complete the study. There is no guarantee that we will be able to secure additional funding in order to complete the study.

-	The study is anticipated to continue for approximately 12 months after admitting the first patient.

-	This single arm study is expected to admit 300 individuals who qualify.

-	Observational Study Aims and Methodology:

There are no specified primary and secondary treatment endpoints.

The objective of this study is to develop a computational risk model using mRNA and Elisa-based protein cellular biomarkers collected from bladder cancer patients who will undergo BCG immunotherapy as part of standard of care. Delivery of BCG intravesical immunotherapy is not an observational study procedure.

Elisa-based protein cellular biomarkers and Elisa technology: the enzyme linked immunosorbent assay ELISA is a powerful method for detecting and quantifying a specific protein in a complex mixture. Originally described by Engvall and Perlmann (1971), the method enables analysis of protein samples immobilized in microplate wells using specific antibodies. ELISA is the main approach for the sensitive quantification of protein biomarkers in body fluids and is currently employed in clinical laboratories for the measurement of clinical biomarkers. As such, it also constitutes the main methodological approach for biomarker validation and further qualification.

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

Computational models in medicine are a new development and are used to create a personalized patient-specific model to provide a patient with optimal diagnosis and treatment. As the amount of diagnostic data increases, paralleled by the greater capacity to personalize treatment, the difficulty of using the full array of measurements of a patient to determine an optimal treatment seems also to be paradoxically increasing. Computational models are progressively addressing this issue by providing a common framework for integrating multiple data sets from individual patients. In the Ludwig clinical strategy, we will be using 48 mRNA based inflammatory genes called cytokines and chemokines plus other protein inflammatory biomarkers to obtain a computational diagnostic score relative a specify chronic inflammatory disease, such as bladder cancer, heart disease and preeclampsia, to name a few. In October 2024, we filed US Provisional Patent Application 63/710,157, (Patent Name. mRNAs DIFFERENTIALLY EXPRESSED IN CANCER), that indicates 6 of the 48 mRNA based inflammatory genes can be used as a screening test to detect propensity for developing breast cancer.

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

Planned Clinical Trials

We intend to conduct the following three clinical trials.

1.

Named “Using Measurements of mRNA and Elisa-based Cytokine/Protein Indices to Evaluate Pre- and Post- Diagnosis and Treatment Response of Patients with Urothelial Carcinoma of the Bladder,” this Institutional Review Boards (IRB) approved clinical study is anticipated to begin within the next six months and will continue for about one year after the admission of the first patient; this single arm study will admit 300 individuals who qualify. Machine learning (AI) statistical analysis will be used to analyze all clinical lab results and develop indices that assess the severity of the state of disease for each patient and also allow assessment of disease response to treatment.

This study is a standard-of-care study with BCG immunotherapy, an approved FDA drug. Therefore, it is anticipated that evaluation and treatment of patients enrolled would be covered under existing medical and surgical insurance. The costs to evaluate the 300 patients with our mRNA technology and Elisa protein saliva and urine costs is expected to be approximately $180,000, to apply machine learning (AI) statistical costs are expected to be approximately $300,000 and to retain a Clinical Research Organization (CRO) is expected to be approximately $600,000. We expect that the total cost of this clinical study will be approximately $1,250,000.

2.	We intend to initiate a clinical study with respect to preeclampsia (a persistent high blood pressure that develops during pregnancy or the postpartum period). The anticipated start date for this clinical study is the second to third quarter of 2025. Prior to commencing this clinical study, a clinical protocol must be written (we expect that our Chief Executive Officer, Marvin S. Hausman, M.D., will author the necessary protocol) and IRB approval obtained. This clinical study is for 100 patients, with anticipated expenses for controls, laboratory tests and a CRO to perform the study are expected to be at least $10,000 per patient. Machine learning AI statistical evaluation will be used to analyze all clinical lab results and develop indices that assess the severity of the state of disease for each patient and also allow assessment of disease response to treatment. In addition, machine learning (AI) statistical costs are expected to be approximately $300,000. We expect that the total cost of this clinical study will be approximately $1,250,000.

3.

We intend to initiate a clinical study with respect to cardiovascular/heart diseases. The anticipated start date for this clinical study is the third quarter of 2025. Prior to commencing this clinical study, a clinical protocol must be completed and submitted for IRB approval.

Currently, we are organizing cheek swab samples that have already been collected from 40 clinical centers in the United States. The immediate goal is to isolate mRNA genetic samples and analyze them to identify chronic inflammatory biomarkers specific to cardiovascular diseases. The cost of collecting 300 samples is $300 per sample, or approximately $90,000. Prior to commencing this clinical study, a clinical protocol must be written (we expect that our Chief Executive Officer, Marvin S. Hausman, M.D., will author the necessary protocol) and IRB approval obtained. This clinical trial is expected to enroll 100 patients, with anticipated expenses for controls, laboratory tests and a CRO to perform the study are expected to be at least $15,000 per patient. At a cost of approximately $300,000, machine learning (AI) statistical analysis will be used to analyze all clinical lab results and develop indices that assess the severity of the state of disease for each patient and also allow assessment of disease response to treatment. We expect that the total cost of this clinical study will be approximately $1,250,000.

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

The patient to be tested will swab the right and left buccal area (i.e., cheeks) with a soft flocked tip swab and place the swab in an envelope or tube. Targeted gene sequencing will be performed using a Thermo Fisher Scientific Gene Studio S5 System and Ion Chef CGX and PGX equipment. An Amplicon library for 48 target mRNA inflammatory cytokines was designed with a Thermo Fisher Scientific Ion-Ampliseq Designer. In March 2024, the Company filed PCT Patent Application PCT/US2023/074690, INFLAMMATORY DISEASE GENE PANEL, that covers the proprietary 48 gene mRNA panel that are useful for determining and developing treatments for chronic inflammatory diseases.; patent filed on the Company’s proprietary 48 mRNA microarray panel.

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

All of the individual data points, 48 mRNA genes and approximately 10 Elisa based proteins such as TRAIL, 8oHdG, will be used to come up with an inflammatory index related to each specific chronic inflammatory disease being clinically studied. The number of data points as you can imagine is huge and machine learning AI will be needed to analyze the data points and come up with a computational score. For the bladder cancer study, we used”“L-genomic bladder cancer risk score”” Appropriate names will be used for different clinical disease studies.

We believe that our mRNA inflammatory index has the potential to assess the presence of inflammation that can lead to early-stage bladder cancer and then monitor treatment cancer response to BCG immunotherapy. This genetic signature provides a potential framework to optimize early diagnosis and clinical management with appropriate therapy.

Additional Planned Research Studies

The following planned research studies for preeclamspsia and cardiovascular/heart disease will need to be submitted for Institutional Review Board (IRB) approval before initiation of the clinical study, all of which are subject to the Company securing additional funding. There is no guarantee that the Company will secure adequate funding to undertake the research studies. Under the IRB system, a clinical protocol and application is completed, and the study is submitted to an IRB committee for review. At a subsequent IRB member meeting this initial review is discussed and a vote for an action is taken. Additional adjustments to the study may be necessitated by IRB review until approved. There is no established timeline or guarantee for receiving IRB approval.

All proposals submitted for either expedited or full review must contain four primary sections:

-	Purpose of investigation.

-	Procedures.

-	Anticipated risk and potential benefits to participants.

-	Steps taken to protect the participants.

The criteria for IRB approval of a human research study includes:

-	Risks to subjects are minimized.

-	Procedures are consistent with sound research design and do not unnecessarily expose subjects to risk.

-	Study utilizes procedures already performed for diagnosis/treatment— when appropriate.

Preeclampsia.

Preeclampsia is a pregnancy specific, hypertensive disorder that is associated with high maternal morbidity and mortality. Placental dysfunction is a major contributor to adverse pregnancy outcomes, including preeclampsia.

The mRNA Inflammatory Index™ has the potential to create a genetic signature in patients with preeclampsia.

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

Cardiovascular/Heart Diseases.

Cardiovascular diseases have a major societal impact due to morbidity, mortality, and the associated economic impacts. We intend to develop a paradigm of risk factors to manage cardiovascular disease(s) and conduct clinical studies to integrate data from cardiac genetic risk statistics and the mRNA Inflammatory Index™.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, their methods of production, related technologies and other inventions. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of technical know-how.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

The Company’s discovery and development capabilities generate intellectual property which is owned and/or licensed from our direct efforts and our research partners.

We currently have filed three (3) pending patent applications in countries worldwide. These include composition and method patents.

Number	Application Date	Assignee
63/376400	March 28, 2024	Ludwig Enterprises, Inc
63/689422	August 30, 2024	Ludwig Enterprises, Inc
63/710157	October 22, 2024	Ludwig Enterprises, Inc.

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

The importance of RNA is that mRNA allows us to identify differentially expressed genes (“DEGs”) involved in the inflammatory process associated with development of chronic diseases. Our mRNA Inflammatory Index™ is intended to provide guidance as a predictive model, prior to onset of obvious manifestations of a disease. By utilizing machine learning AI and mRNA indices, we may discover hidden patterns and diagnostic biomarkers within different biologic systems and organs. We have chosen 48 mRNA genes that our technology then uses to assess snapshots, creating a diagnostic disease index that is calculated from the gene panels. The mRNA genes chosen were based on specific chronic inflammatory diseases, such as heart disease, diabetes, cancer of the colon, breast and bladder, preeclampsia and osteoarthritis. The number 48 was based on the ability of Thermo Fisher Scientific to sequence the cli\genes and place them on a microarray chip. Moreover, the uncovering of these hidden inflammatory patterns my allow anti-inflammatory nutritional interventions at an early stage before disease onset. We plan to combine measured levels of mRNA genes with machine learning AI to generate a statistical score,. the Revealia™ Inflammatory Index (RII). The objective is to develop a personalized inflammatory genetic signature for a patient and their respective diseases healthcare status at a particular moment in time, which serves to educate the customer and potentially provide a call to action to see their medical provider.

With a portion of the proceeds of this Offering, we expect to analyze over 3,500  mRNA samples obtained from patients with various chronic inflammatory diseases and choose the most significant mRNA diagnostic genes. These samples were obtained from 40 clinical centers in the United States. Once we identify the key diagnostic genes related to specific diseases, we expect to develop a specific research plan that may include an internal lab or contracting with an outside lab, or a major pharmaceutical company to target the chosen genes. Our plan is to develop specific antibodies or inhibitor mRNA molecules (mRNAi) that bind to these genes and market them to biotech- and pharma-companies to treat chronic inflammatory diseases, such as cancer, diabetes and heart disease. Given the nascent stage of our development, we have yet to determine the precise strategies by which we would market our developed antibodies.

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

By using our Revealia™ Inflammatory Index™ to match disease with its unique fingerprint mRNA, we believe treatment can be personally modified based on the patient’s individual genetic makeup. With the help of machine learning AI, our proprietary Revealia™ Inflammatory Index™ enables the modulation of key inflammatory related biomarkers with the potential to coordinate medical therapy. It is anticipated that our proprietary mRNA Inflammatory Index will be able to measure intercellular communication, subsequently allowing us to discover hidden gene patterns related to inflammatory causation of specific diseases.

The patient to be tested will swab the right and left buccal area (i.e., cheeks) with a soft flocked tip swab and place the swab in an envelope or tube. Targeted gene sequencing will be performed using a Thermo Fisher Scientific Gene Studio S5 System and Ion Chef CGX and PGX equipment. Targeted gene sequencing for 48 mRNA genes contained on a microarray panel will be performed.

The buccal cell samples will be analyzed, and expression profiles will be obtained of mRNA-based inflammatory cytokines, as well as proteins, involved in apoptosis, cellular proliferation, cellular repair, wound healing, etc. ELISA determined levels of proteins, cytokines, and chemokine may, as needed, also be measured in the urine, saliva and blood as dictated by the protocol and chronic disease diagnosis.

The test orders, results, and health information for all patients will be maintained on a centralized HIPAA compliant network containing personal health records.

Our Objectives.

●	Establish diagnoses and show response to treatment;

●	Expand core AI facilities for better developed machine learning methods for genetic analysis.

●	Pre and post treatment snapshots allowing assessment of therapeutic response; and

●	Modulating inflammatory genetic biomarkers and potentially disease states with nutritional supplementation.

The Long-Term Strategy. We intend to provide patients with cutting edge genetic tools using proprietary mRNA genetic methodology. These diagnostic tools will provide both physicians and patients with an optimized proactive approach in preventing disease. Execution of this strategy will require us to implement adequate infrastructure to offer screening and supplement programs in the United States and Canada. We believe the future of the Company is poised for continued adoption of its technology and success in the coming years. With a strong team in place and a clear vision for the future, we are well positioned to continue our growth trajectory.

Our core catalysts and value drivers are the following:

●	Revealia™ Proprietary Inflammatory Panel, for which patents have been filed.

●	Additional clinical research studies.

●	Apoptotic Index™ technology, measuring DNA damage, cell damage and death, and

●	mRNA Inflammatory Indices data bank; potential value to pharmaceutical companies and drug development programs.

Our Planned Marketing and Distribution

The Company is developing a new direct-to-consumer mail-order cheek-swab cancer screening product. The Company has collected and continually receives samples from its partners, to date approximately 3,350 cheek samples from 40 multi-center clinics in the United States. The Company to date contracted with its third party laboratory to perform mRNA analysis on approximately 250 samples specifically related to the diagnosis of breast, colon and bladder cancer. Adequate numbers of controls were also analyzed to obtain needed statistical significance for the specific mRNA genes in the various cancers

To achieve commercial success for our flagship cheek-swab cancer screening product we plan to successfully market it first within the United States and then develop a strategy for sales outside of the United States. We intend to outsource the manufacturing and fulfillment of this mail-order product. Our biggest hurdle will be cost-effectively reaching our target prospects and converting them into customers at scale. We intend to engage social media marketing such as Facebook, Instagram and Twitter to reach potential customers. We will also utilize ad campaigns based on the successful models of similar companies.

Our B2C approach will utilize various marketing strategies to engage the individual at home. We intend to create marketing partnerships with certain health influencers to promote our products. Our initial approach will be to work with health influencers on a commission basis which we believe will incentivize them to promote our products. We plan to offer the Revealia™ Home Test Kit to individuals directly via online websites. With our B2C approach, we intend to offer a service in which a “Certified Genetic Counselor” (which will be someone who has been trained as a geneticist and has a MD, PhD or master’s degree) will provide a one-time call and an email to the patient after the patient has received their results.

Our ability to market and distribute our products will be dependent on our ability to raise capital through this Offering.

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

Our inflammatory assessment tool is manufactured, distributed and analyzed by a third party CLIA and CAP certified laboratory. The Laboratory has made large investments in equipment, human resources and capital in order to facilitate the Company’s business. If the Laboratory fails CLIA or CAP inspections the Company would cease to operate until a replacement Laboratory is established. The time and expense required by a Laboratory to come up to speed would be at least 12 months potentially causing the Company to cease to exist.

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

Should any of our products be determined not to be LDT products, we would be forced to cease the sale of any such products, which could have a material adverse effect on our operating results. No prediction can be made in this regard, however. (See “Risk Factor—Risks Related to Our Business”).

According to the FDA, “LDT’s are important to the continued development of personalized medicine, so it is important that in vitro diagnostics are accurate so that patients and health care providers do not seek unnecessary treatments, delay needed treatments or become exposed to inappropriate therapies.

Some common examples of LDT’s include flow cytometry, next generation sequencing of DNA and RNA, liquid and gas chromatography and liquid biopsy. All of these are considered to be key tests in personalized/precision medicine.

We intend to perform LDT testing in a CLIA Certified, CAP Accredited, High Complexity Molecular Laboratory under the direction of a qualified Laboratory Director with fully licensed Medical Laboratory Scientists.

On May 6, 2024, the FDA issued a final regulating LDTs by amending regulations to explicitly provide that IVDs offered as LDTs fall under the FDCA and phasing out its general enforcement discretion approach for most LDTs. The rule makes it clear that the FDA will provide greater oversight of LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.  Pursuant to the phaseout policy for LDTs not grandfathered by the rule, following a four-year period, IVDs offered as LDTs generally will be expected to meet applicable requirements, including compliance with medical device reporting requirements and correction and removal reporting requirements by May 2025; compliance with registration, listing and labeling requirements by May 2026; compliance with quality system requirements (other than those in stage 1) by May 2027; and compliance with premarket review requirements for high-risk IVDs offered as LDTs, unless premarket submission has been received. Under the FDA’s phaseout schedule our current and proposed products will not be subject to premarket clearance until at a minimum November 6, 2027.

LDTs such as Revealia’s product that will enter the market within this four-year phase-out period may enter the market under enforcement discretion but are required to comply with the below timelines for enforcement of LDT regulatory requirements. This includes:

●	May 6, 2025 - compliance with medical device reporting, correction and removal reporting, and quality system requirements regarding complaint files

●	May 6, 2026 - compliance with general requirements not covered in other stages, including establishment registration and device listing requirements, labeling requirements, and investigational requirements

●	May 6, 2027 - compliance with quality system requirements including design controls, purchasing controls, acceptance activities, CAPA, and records requirements

●	November 6, 2027 - compliance with premarket review for high risk IVDs

●	May 6, 2028 - compliance with premarket review for moderate and low risk IVDs

We intend to position its product as a qualified LDT ordered by and with the meaningful involvement of a licensed healthcare provider. The Revealia product can enter the market immediately without requiring any premarket submission or clearance by the FDA. Revealia may then operate under the FDA’s current enforcement discretion for LDTs while preparing to comply with all relevant regulatory requirements according to the LDT enforcement discretion phase out timeline described above.

Government Regulation

We will be subject to various healthcare related laws regulating fraud and abuse, pricing and sales and marketing practices and the privacy and security of health information, including the United States federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the federal regulations discussed above and below. Under the FDA’s phaseout schedule our current and proposed products will not be subject to premarket clearance until at a minimum November 6, 2027.

Regulation of Our Predictive Laboratory Developed Tests (LDT Tests)

CLIA and CMS for Diagnostics

The CMS, an agency within the U.S. Department of Health and Human Services, regulates all clinical laboratory testing (except research) performed on humans in the United States through the CLIA. All clinical laboratories that perform clinical lab services on human specimens for the purpose of providing information on the diagnosis, prevention or treatment of disease must receive CLIA certification. Laboratories must obtain CLIA certification and demonstrate compliance with CLIA requirements as confirmed by an inspection by CMS. We received our initial CLIA certification in 2018. Our laboratory was additionally certified by CAP, in 2021, an organization recognized by CMS as a third-party reviewer of clinical laboratories. Several states, including, among others, New York and California, require licensure of out-of-state labs that receive specimens from the state and compliance with the state’s individual laboratory regulations.

If a testing laboratory is out of compliance with CLIA requirements, it may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. Therefore, we plan to maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare and Medicaid beneficiaries. If a diagnostic testing company like us were to be found out of compliance with CLIA program requirements and subjected to sanction, its business could be harmed. Failure to comply with state licensure laws, if applicable, could lead to additional sanctions imposed by state licensing authorities.

FDA Regulation of Diagnostics

On May 6, 2024, the FDA issued a final ruling regulating LDTs by amending regulations to explicitly provide that IVDs offered as LDTs fall under the FDCA and phasing out its general enforcement discretion approach for most LDTs. The rule makes it clear that the FDA will provide greater oversight of LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.  Pursuant to the phaseout policy for LDTs not grandfathered by the rule, following a four-year period, IVDs offered as LDTs generally will be expected to meet applicable requirements, including compliance with medical device reporting requirements and correction and removal reporting requirements by May 2025; compliance with registration, listing and labeling requirements by May 2026; compliance with quality system requirements (other than those in stage 1) by May 2027; and compliance with premarket review requirements for high-risk IVDs offered as LDTs, unless premarket submission has been received. Under the FDA’s phaseout schedule our current and proposed products will not be subject to premarket clearance until at a minimum November 6, 2027. There are currently several legal challenges to the final ruling and its long term enforcement may or may not occur. We intend to comply with the final ruling until such time that the current regulatory environment changes.

Pricing and Reimbursement of Our Therapeutic Product Candidates and PMP-Diagnostic Testing

Pricing and reimbursement of a therapeutic product depend on multiple factors, including the clinical profile created through the research and development program or the breadth of its regulatory approval as described in the prescribing information. Uncertainty about the clinical profile or any of these factors translate into uncertainly about the coverage and reimbursement status of any future Notable products that may be sold. Sales of any Notable products (or revenues through selling the product itself) will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations or pharmaceutical companies. The process for determining whether a third-party payor will provide coverage for a test sometimes is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product. Third-party payors may limit coverage to specific testing products on an approved list, which might not include all of the tests available for a particular indication.

In order to obtain coverage and reimbursement for any product, we may need to conduct robust pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the therapeutic product or diagnostic test. Even with successful studies, our products may not be considered medically necessary or cost-effective by payers. A third-party payor’s decision to provide coverage for a test does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of tests and drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of testing products, drug products and medical services and questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available products or treatments, they may not cover our products or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our diagnostic products or treatments that require use of our testing products and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular test to currently available tests. The downward pressure on healthcare costs in general, particularly prescription drugs and testing products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for testing products may not allow favorable reimbursement and pricing arrangements for any of our products.

Coverage policies, third-party reimbursement rates and pricing regulation may change at any time.

Other Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including CMS, the HHS Office of Inspector General and HHS Office for Civil Rights, other divisions of the HHS and the Department of Justice.

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute therapeutic and diagnostic products. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

The U.S. federal Anti-Kickback Statute (“AKS”), prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. On November 20, 2020, the Office of Inspector General (“OIG”) finalized further modifications to the AKS. Under the final rule, OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. The final rule (with some exceptions) became effective January 19, 2021. The industry continues to evaluate what effect, if any, this rule will have.

In addition, under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on referrals for certain designated health services, including laboratory services, that are covered by the Medicare and Medicaid programs by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

Furthermore, we could be held liable under the federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. This could apply even if we are not submitting claims directly to payors as would be the case with drug products. The government may deem manufacturers of such products to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Several biopharmaceutical, medical device and other healthcare companies have been prosecuted under federal false claims and civil monetary penalty laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., or off-label), and thus non-covered, uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under these laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although it is unclear that we would be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. See “European Data Collection” below for a discussion of data privacy and security enactments of the EU.

For example, California’s Consumer Privacy Act (“CCPA”), went into effect in January 2020, and the California Attorney General has since promulgated final regulations. The law provides broad rights to California consumers with respect to the collection and use of their personal information and imposes data protection obligations on certain businesses. While the CCPA does not apply to protected health information that is subject to HIPAA or personal information collected, used or disclosed in research, as defined by federal law, the CCPA may still affect our business activities. Moreover, on November 3, 2020, California voters passed the California Privacy Rights Act (“CPRA”), under a ballot initiative. The CPRA amends the existing CCPA to include new consumer rights and additional data protection obligations. The new data protection requirements under the CPRA apply to information collected on or after January 1, 2022. With the promulgation of final regulations, the California State Attorney General has commenced enforcement actions against CCPA violators. The uncertainty surrounding the implementation of CCPA and the amendments under the CPRA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The California law further expands the need for privacy and process enhancements and commitment of resources in support of compliance. Moreover, more than ten states have proposed bills in the last year with provisions similar to the CCPA and CPRA. It is likely that other states will pass laws similar to the CCPA and the CPRA in the near future and a federal data protection law may also be on the horizon.

Similar state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing.

In order to sell products, we must also comply with state laws, including those that require the registration of manufacturers and wholesale distributors of drug and biological products. These include, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, the company may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

European Data Collection

The collection and use of personal health data in or arising from the EU are governed by the provisions of the Data Protection Directive, and the General Data Protection Regulation (“GDPR”). This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU, to the U.S. Failure to comply with the requirements of the Data Protection Directive, the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, including in respect of clinical trials, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Other Regulatory Requirements

Our operations use small amounts of hazardous materials in research and development and generate regulated medical waste in the normal course of performing its predictive diagnostic tests. This subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect its business operations or the cost of compliance.

Current and Future Legislation

In the U.S. and other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive.

Manufacturing and Distribution

We will utilize third party logistics (“3PL”) companies who specialize in the distribution of DTC medical devices to assemble and distribute our Revealia Test Kits. The commercially available collection media in our kits are sourced from COPAN Diagnostics, Inc., and will be delivered to our 3PL partner(s), along with our proprietary packaging for kit assembly and distribution. The 3PL will then distribute the kits to customers at the time of order.

We intend use Grace Health Technology Inc. as our Clinical Research Organization (“CRO”) and as our laboratory partner to process the specimens sent back by our customers. Grace Health Technology contracts with Designer Genomics International, Inc. for the performance of certain CRO-related functions (our Company has no contractual relationship with Designer Genomics International). The agreement with Grace Health Technology was for an initial term ending in July 2023, that renewed automatically until July of 2024. The Company is in the process of renegotiating its agreements with Grace Health Technology, Inc.

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

We believe that a primary difference between us and any of the comparable companies described above is that we are focused on mRNA, while they focus on DNA. The mRNA changes day by day while DNA is permanent. That means these companies can suggest hereditary health concerns based on DNA indexes but cannot provide the detailed specificity that a mRNA index can provide. We believe this differentiates us from others, but also allows us to tap into a market that is not very saturated at this point. Since mRNA is everchanging, we will not have the single-service limitation that models that employ DNA-based testing have.

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

We believe that we have little direct competition, due to our unique proposition of solely using mRNA patent-pending indices for screening health.

Additionally, we believe our products and services could be used by many patients if supply and logistics were of no issue. Our initial target patient profile is an individual over the age of 35 that is health conscious, demonstrates buying habits of a healthy lifestyle (e.g., gym memberships, use of dietary supplements), and earns more than the mean U.S. yearly income.

Employees

Currently, we have three executive officers who perform all required administrative functions, in addition to their respective executive officer activities. We have three total employees and our CEO is the sole full-time employee. Further, we retain persons who perform required professional services on our behalf as consultants.

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

Our principal executive offices, and our subsidiaries, are located at 8950 SW 74th Ct, Ste 2201-A149, Miami, FL 33156; our telephone number is (786) 323-0166; our corporate website is located at www.ludwigent.com. No information found on, or connected to, the Company’s website is incorporated by reference into, any you must not consider the information to a part of, this Annual Report

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

We own no real property interest. The Company leases a small office that is sufficient for our current operations at a monthly rental of $100.  We intend to lease additional office space as our needs require.

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

Year Ended December 31, 2024
March 31, 2024	$0.071	$0.290
June 30, 2024	$0.130	$0.300
September 30, 2024	$0.102	$0.280
December 31, 2024	$0.111	$0.230

Year Ended December 31, 2023
March 31, 2023	$0.018	$0.0149
June 30, 2023	$0.0131	$0.0067
September 30, 2023	$0.0068	$0.0042
December 31, 2023	$0.0056	$0.0008

On March 27, 2025, the closing price of our Common Stock was $0.136.

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

Holders of Our Common Stock

As of March 26, 2025, we had 161,569,807 outstanding shares of common stock and approximately 614 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2024, we issued no unregistered securities that have not been previously reported.

Subsequent to December 31, 2024, we issued no unregistered securities that have not been previously reported.

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

We had a net loss of $3,016,884 for the year ended December 31, 2024. Additionally, we had net cash used in operating activities of $660,302 for the year ended December 31, 2024. At December 31, 2024, we had a working capital deficit of $2,378,145, an accumulated deficit of $7,259,366 and a stockholders’ deficit of $2,378,145, which could have a material impact on our ability to obtain needed capital.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on- frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Results of Operations

Year Ended December 31, 2024, compared to the Year Ended December 31, 2023. For the years ended December 31, 2024 and 2023, we had revenues of $217 and $0, respectively. We expect that revenues from sales of our planned products will begin during the third quarter of 2025, assuming we are able to obtain needed funding of approximately $1,500,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the years ended December 31, 2024 and 2023, were $1,298,406 and $1,375,761, respectively. The decrease in operating expenses during the year ended December 31, 2024, was primarily due to an increase in our activities relating to our planned products, including development of our proprietary software, website and product packaging, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting and legal, offset by a reduction in our research and development expenses.

General and Administrative Expenses. The increase of $168,038 in general and administrative expenses, from $964,747 for the year ended December 31, 2023, as compared to $1,132,785 for the year ended December 31, 2024, was primarily due to the increase in our activities relating to our planned products, including development of our website and product packaging, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The decrease of $245,393 in research and development expenses to $165,621 from $411,014 for the years ended December 31, 2024 and 2023, respectively, was due to our determining to make expenditures in the development of our planned products, including the payment of product study-related expenses. While we expect to continue to incur research and development expenses, we are unable to predict the level of such expenditures, due to the uncertainty of the level of funding that will be available to us.

Other Income/Expense. The increase in total other expense of $750,816 to $1,753,498 from $1,002,682 for the years ended December 31, 2024 and 2023, respectively, was primarily due to a increase in inducement expenses, finance expenses and interest expense offset by a reduction in amortization of debt discount associated with extending the maturity of and obtaining loans convertible into shares of our common stock.

Inducement Expense Inducement Expense for the year ended December 31, 2024, was higher than for the year ended December 31, 2024, $1,004,574 versus $517,454 due to consideration given for the extensions of our OID and convertible notes.

Finance Expense Finance Expenses for the year ended December 31, 2024, was 677,130 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023 related to the issuance of warrants during the year ended December 31, 2024.

Interest Expense. Interest expense for the year ended December 31, 2024, was $56,794 for the year ended December 31, 2024, compared to $15,714 for the year ended December 31, 2023. The increase is due to the issuance of convertible promissory notes during the year.

Amortization of Debt Discount. During the year ended December 31, 2024, we incurred amortization of debt discount expense of $15,000. During the year ended December 31, 2023, we incurred amortization of debt discount expense of $469,514 for OID and guaranteed interest on convertible notes payable.

Net Loss. We incurred a net loss of $3,016,884 for the year ended December 31, 2024, as compared to a net loss of $2,456,550 for the year ended December 31, 2023. The increase in net loss for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to decrease of $77,355 in operating expenses and an increase of $750,816 in other expenses.

Liquidity and Capital Resources

December 31, 2024. At December 31, 2024, the Company had $6,741 in cash and a working capital deficit of $2,378,145, compared to $7,263 in cash and $105,205 in Assets from Discontinued Operations and a working capital deficit of $1,461,565 at December 31, 2023. The Company does not have sufficient working capital to fund current operating expenses at least through the first quarter of 2025 and will require additional funds. We will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $ 660,302 during the year ended December 31, 2024, compared to $647,860 used during the year ended December 31, 2023.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the year ended December 31, 2024, compared to $-0- during the year ended December 31, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $558,708 during the year ended December 31, 2024, as compared to $240,000 provided during the year ended December 31, 2023..

Notes Payable and Convertible Notes Payable

Notes Payable - Net

The Company had the following activity related to its notes payable:

Balance - December 31, 2022	$507,136
Proceeds (face amount of note)	222,873
Reclassifications	640,000
Balance - December 31, 2023	$1,370,009
Balance - December 31, 2024	$1,370,009

Notes payable are summarized as follows:

	Maturity	Interest		December 31,	December 31,
Issue Date	Date	Rate	Collateral	2024	2023
June 2012 (2)	April 2025	8%	Unsecured	$6,240	$6,240
May 2014 (2)	April 2025	8%	Unsecured	3,456	3,456
June 2016 (2)	April 2025	8%	Unsecured	38,216	38,216
January 2017 (2)	April 2025	8%	Unsecured	7,344	7,344
November 2020 (2)	April 2025	12%	Unsecured	46,480	46,480
March 2021 (2)	April 2025	8%	Unsecured	5,400	5,400
November 2021 (2)	April 2025	0%	Unsecured	250,000	250,000
February 2022 (2)	April 2025	0%	Unsecured	150,000	150,000
August 2023 (2)	April 2025	8%	Unsecured	122,873	122,873
January 2023 (1,2)	April 2025	0%	Unsecured	100,000	100,000
October 2022 (1,2)	April 2025	0%	Unsecured	440,000	440,000
November 2022 (1,2)	April 2025	0%	Unsecured	100,000	100,000
October 2023(3)	April 2025	8%	Unsecured	100,000	100,000
			Notes payable	$1,370,009	$1,370,009

(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable

(2)	In October 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their notes to April 1, 2025. In consideration thereof, the noteholder will, receive 500,000 shares of common stock

(3)	In October 2024, the Company entered into agreements with 1 noteholder, extending the maturity on their note to April 3, 2025. In consideration thereof, the noteholder received 500,000 shares of common stock

Note issued in 2023

Effective August 10, 2023, we entered into a Common Stock Repurchase Agreement, pursuant to which we repurchased 171,162,746 shares of our common stock. In payment of such shares, we issued a promissory note in the principal amount of $122,873 that bears interest at 8% per annum.

Modification of Notes Payable

The notes listed above issued in between June 2012 and February 2022, totaling $507,136 were originally due at various dates in 2023. In 2023, the Company extended the maturity dates of these notes listed above to January 2024 or April 2024. In 2024, the Company extended the maturity dates of all notes listed above to April 2025.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in significant and consequential changes to the economic substance of the debt, and thus resulted in a modification of the debt and not an extinguishment of the debt. Accordingly, no gain or loss on debt extinguishment was recorded.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments.

See below for discussion of inducement expense.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2022	$828,344
Proceeds (face amount of note)	205,000
Reclassifications	(640,000)
Original issue debt discount	(65,000)
Amortization of debt discount	469,514
Conversion of notes payable to common stock	(797,858)
Balance - December 31, 2023	$-
Proceeds (face amount of note)	628,708
Guaranteed interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Repayments including guaranteed interest	(55,000)
Amortization of debt discount	15,000
Balance - December 31, 2024	$578,708

Convertible Notes Payable are summarized as follows:

		Interest		December 31,	December 31,
Issue Date	Maturity Date	Rate	Collateral	2024	2023
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
April 2024	April 2025	8%	Unsecured	10,000	-
April 2024	April 2025	8%	Unsecured	20,000	-
May 2024	May 2025	8%	Unsecured	10,000	-
May 2024	May 2025	8%	Unsecured	100,000	-
July 2024	July 2025	8%	Unsecured	5,000	-
July 2024	July 2025	8%	Unsecured	15,000	-
July 2024	July 2025	8%	Unsecured	10,000	-
July 2024	July 2025	8%	Unsecured	4,000	-
July 2024	July 2025	8%	Unsecured	50,000	-
August 2024	August 2025	8%	Unsecured	10,000	-
November 2024	November 2025	8%	Unsecured	10,000	-
November 2024	November 2025	8%	Unsecured	30,000	-
November 2024	November 2025	8%	Unsecured	54,708	-
				$578,708	$-
			Less: unamortized debt discount	-	-
			Convertible notes payable – net	$578,708	$-

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

Between March 2024 and November, 2024, the Company entered into securities purchase agreements (the “SPAs”) with 13 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $628,708 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

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

In October and November 2023, the Company issued unsecured, one (1) month, original issue discount convertible notes with a total of face amount of $105,000. These notes contained an original issue discount of $35,000, resulting in net proceeds of $70,000. The convertible note was fully converted into 954,638 shares of common stock in November and December 2023. The notes were also issued with 62,000 bonus shares having a fair value of $11,098 ($0.179/share), based upon the closing price. These shares are considered an inducement expense. See Note 6 regarding common stock issued.

These notes are payable in cash or convertible at $0.11 per share, at the sole option of the Company.

In October 2023, the Company executed a one-year (1) note payable for $100,000. The note bears interest at 8% and is unsecured. The note was also issued with 1,000,000 shares of common stock having a fair value of $179,000 ($0.179/share), based upon the quoted closing price. These shares are considered and inducement expense. See Note 6 regarding common stock issued.

Modification and Extinguishment of Convertible Notes Payable (Year Ended December 31, 2023)

Year Ended December 31, 2023

Maturity Date, Note Modifications in 2023 and Inducement Expense

In May 2023, the note issued in October 2022 ($440,000) were extended to January 2024.

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

In May 2023, the outstanding $1,232,857 in convertible notes payable balance, $692,857 of these notes were converted to 6,298,703 shares of common stock ($0.11/share) (see Note 6 and below regarding inducement).

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

Fiscal year 2024

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

In October 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their note to April 1, 2025. In consideration thereof, the noteholder received 500,000 shares of common stock, which shares were valued at $0.2136 per share. The Company recognized the extensions as debt extinguishment and recorded $106,800 as inducement expense.

Fiscal year 2023

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

Interest expense and amortization of debt discount

During the years ended December 31, 2024 and 2023, the Company recorded interest expense for notes payable and convertible notes of $56,794 and $15,714, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded amortization of debt discount of $15,000 and $469,514, respectively.

Going Concern

The consolidated financial statements beginning on page F-1 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $2,378,145 at December 31, 2024, and had a net loss from continuing operations of $3,051,687 for the year December 31, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At December 31, 2024, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The three tiers are defined as follows:

Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company adopted ASU 2020-06 on January 1, 2024, which eliminated the cash conversion sub-sections of ASC 470-20 resulting in these instruments being recorded as a single liability. As a result, the discount created by recognition of a component of the convertible debt in equity was eliminated and interest expense was reduced. When adopted, the Company recorded the change to retained earnings.

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

Stock-based Compensation. The Company accounts for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic “Disaggregation of Income Statement Expenses (ASC 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. The amendments require additional disclosure of the nature of expenses included in the income statement. The amendments in this update are effective for public business entities for fiscal years, beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2024 and 2023, there were no changes, in or disagreements with, our independent auditor.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2024.

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

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our company’s current directors and executive officers.

Directors and Executive Officers

Name	Age	Position(s)
Jose Antonio Reyes	57	Chief Executive Officer
Scott Silverman	55	Chief Financial Officer and Director
Marvin S. Hausman, M.D.	83	Chief Science Officer and Director

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

Jose Antonio Reyes has served as our Chief Executive Officer since August 2024. Prior to becoming our CEO, Mr. Reyes served as our COO from February 2023 until taking over as our CEO.  From 2017 through 2023, Mr. Reyes served as Director of Executive Relations & Business Development for BlockScience, Inc., where his duties included overseeing the development of internal communications, hiring, monitoring and quality control systems. Mr. Reyes has over 30 years of leadership experience across national and international markets. Previously, Mr. Reyes co-founded and led IGM Global Inc., an executive education media company that provides insights into disruptive technologies and their industry impacts. He also founded Excelorators, Inc., offering corporate leadership development programs at prestigious institutions such as Harvard, MIT, Stanford, and West Point. Additionally, he was the Chief Strategy Officer for Trademark Tours, which specializes in private hospitality and customized education services at Harvard University. Reyes holds an MA in Communication and Media Studies and an MA in Biblical Studies from Regent University, along with a BA in Public Policy-Telecommunications from Duke University.

Scott J. Silverman has served as our Chief Financial Officer and a director since November 2023. Mr. Silverman has over 30 years of business success on national and international levels, with a highly diverse knowledge of financial, legal and operations management; public company management, accounting and SEC regulations. Mr. Silverman is one of the founders, and currently serves as President and CEO since 2007, of Thornhill Advisory Group, Inc., a multi-national corporate financial management and advisory firm serving clients around the world, and Thornhill Holdings, Ltd, a private equity firm that focuses its investments in the hospitality, construction, real estate and healthcare sectors. Additionally, he currently serves as the CFO of PanGIA Biotech, a biotechnology company that has developed liquid biopsy technologies, a position he has held since  November 2023, and as the CFO of Vitae Group, Inc., a global insurance brokerage, since December 2022. Mr. Silverman is also a director nominee of Muliang Viagoo Technology, Inc. (OTC:MULG). From November 2023 to September 2024, he served as the CFO of Vocodia Holdings, Inc (OTC:VHAI), a publicly traded artificial intelligence software company, and from August 2021 through April 2022 as the CFO of Sidus Space, Inc., (NASDAQ:SIDU), a publicly traded Space-as-a-Service company, both of which in his capacities, he oversaw their IPOs. From October 2018 through February 2024, Mr. Silverman also served as the CFO of Healthsnap, Inc. a healthcare Software as a Service (SaaS) platform on the cutting edge of remote patient monitoring and chronic care management and from November 2018   through February 2023 as the CFO of Riverside Miami, LLC, a mixed-use restaurant and entertainment project in Miami, Florida. He has a bachelor’s degree in finance from George Washington University and a master’s degree in accounting from NOVA Southeastern University. We believe that Mr. Silverman is qualified to serve on our board by reasons of the above mentioned professional experiences and qualifications, specifically as it relates to financial management, accounting controls and financial strategy.

Marvin S. Hausman, M.D. has served as our Chief Science Officer since September 5, 2023 and served as our Chief Executive Officer from September 2023 through August 2024, and a key consultant to our company from July 2022 until September 2023 and as a director since November 2023. In the five years prior to joining Ludwig, Dr. Hausman served as a consultant with various life science companies including Nova Mentis Life Science, Summit Joint Performance and Designer Genomics. Dr. Hausman is an Immunologist and Board-Certified Urological Surgeon with more than 40 years of drug research and development experience with various pharmaceutical companies, including Bristol Myers International, Mead Johnson Pharmaceutical Co., E.R. Squibb, Medco Research, and Axonyx. An accomplished executive with domestic and international experience, Dr. Hausman successfully executed acquisitions of breakthrough medical technology, in conjunction with formation, funding and launch of several corporations. He is a co-founder of Medco Research Inc., a NYSE biopharmaceutical company acquired by King Pharmaceutical Inc, currently a division of Pfizer. He is a founder of Axonyx Inc., acquired by Torrey Pines Therapeutics, Inc. He is a founder of Entia Biosciences, Inc., which designs and develops natural organic antioxidant food-based products to be used as nutritional supplements in humans and animals. He is founder and President of Northwest Medical Research Partners, Inc., a company specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products. Dr. Hausman is a Member of the Board of Governors of New York University School of Medicine Alumni Association. Dr. Hausman received his medical degree from New York University School of Medicine in 1967. We believe that Dr. Hausman is qualified to serve as a member of the Board because of the above-mentioned professional experiences and qualifications, specifically as they relate to the medical field and profession.

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

Under our consulting agreement dated July 1, 2022, with Dr. Ambert, we pay Dr. Ambert $2,500 per month. In addition, we issued Dr. Ambert 250,000 shares of our Common Stock upon his entering into the agreement. Dr. Ambert provides us with Biomedical Informatics Services, which includes developing data mining tools to quantitate, analyze and perform cluster analysis of DNA and RNA panels. The agreement is for a term of one year, which renews for additional one-year periods, unless either party elects not to renew the agreement. Kyle was issued a bonus in shares on the filing of our most recent patent showing bladder, breast and colon cancer data.

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

Involvement in Certain Legal Proceedings

None of our executive officers and directors has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

As of the date of this Annual Report, our Board of Directors has not adopted a code of ethics with respect to our directors, officers and employees. Our Board of Directors intends to adopt a Code of Business Conduct and Ethics in the near future.

Corporate Governance

We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by our entire Board of Directors. During the year ended December 31, 2024, our Board of Directors did not hold a meeting, but instead took actions by written consent in lieu of a meeting.

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

Shareholder Communications with Our Board of Directors

The Company welcomes comments and questions from our shareholders. Shareholders should direct all communications to our Chief Executive Officer, Jose Antonio Reyes., at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to respond individually to all communications. We will attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC, so that all shareholders have access to information about us at the same time. Mr. Reyes collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties, unless the communication is clearly frivolous.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

our named executive officers.

Name and Principal Position	Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jose Antonio Reyes	2024	78,750		—	—	—	—	—	—	78,750
Chief Executive Officer	2023	—		—	—	—	—	—	—	—

Scott J. Silverman(3)	2024	105,000		—	—	—	—	—	—	105,000	(5)
Chief Financial Officer, Secretary and Treasurer	2023	13,125	(4)	—	—	—	—	—	—	13,125	(4)

Marvin S. Hausman, M.D.(1)	2024	105,000		—	—	—	—	—	—	105,0000
President, Chief Science Officer and Former CEO	2023	60,000	(2)	—	—	—	—	—	—	60,000	(2)

(1)	Dr. Hausman served as our Chief Executive Officer from September 5, 2023 until June 2024

(2)	$25,000 of this amount was accrued

(3)	Mr. Silverman did not become our Chief Financial Officer until November 28, 2023.

(4)	$7,625 of this amount was accrued.

(5)	$41,250 of this amount was accrued

Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Annual Report, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex- ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jose Antonio Reyes	-	-	-	-	n/a	-	n/a	-	-

Scott J. Silverman	-	-	-	-	n/a	-	n/a	-	-

Marvin S. Hausman, M.D.	-	-	-	-	n/a	-	n/a	-	-

Employment Agreements

Jose Antonio Reyes On April 1, 2024, Jose Antonio Reyes signed an Offer Letter for his employment as our Chief Operating Officer. In September 2024, Mr. Reyes was named as our Chief Executive Officer. Pursuant to the terms of his employment, which remained the same upon his appointment as Chief Executive Officer, the Company is obliged to make monthly payments to Mr. Reyes of $8,750, as follows:

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

Scott J. Silverman. On November 15, 2023, we entered into a Financial Advisory Services Agreement (the “CFO Agreement”) with Thornhill Advisory Group, Inc. (f/k/a EverAsia Financial Group, Inc.), a financial consulting firm owned by Scott J. Silverman, who, in conjunction with the execution the CFO Agreement, was appointed as our Chief Financial Officer. Pursuant to the terms of the CFO Agreement, Mr. Silverman shall serve as our Chief Financial Officer for an initial term of one (1) year, with automatic three-month extension terms thereafter, unless either party provides notice of its intent not to renew. In addition, the CFO Agreement may be terminated at any time by either party, upon 60-days’ notice.

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

Marvin S. Hausman, M.D. On April 1, 2024, Marvin S. Hausman., M.D. signed an Offer Letter for his employment as our Chief Science Officer. Additionally, Dr. Hausman serves as our Chairman of the Board of Directors. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Dr. Hausman of $8,750, as follows:

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

Equity Compensation Plan Information

Our Board has adopted the 2024 Stock Incentive Plan (the “Plan”).

The following table sets forth information about our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders		$		30,000,000
Equity compensation plan not approved by security holders	—		—	—
Total		$		30,000,000

Summary of the Plan

Authorized Shares

There are currently 30,000,000 shares of our Common Stock available for issuance pursuant to the Plan. Shares of Common Stock issued under our Plan may be authorized but unissued or reacquired shares of our Common Stock.  If any Award granted under this Plan is canceled, terminates, expires, or lapses for any reason, Shares subject to such Award shall be again available for the grant of an Award under the Plan. Additionally, in the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, Stock dividend, split-up, Share combination, or other change in the corporate structure of the Company affecting the Shares, an adjustment shall be made in the number and class of Shares which may be delivered under the Plan, as may be determined to be appropriate and equitable by the Board of Directors, in its sole discretion, to prevent dilution or enlargement of rights.

Administration

Our Board has the authority to administer our Plan and may issue either unrestricted or restricted stock grants. Subject to the terms of our Plan, the Board has the authority to determine the terms of awards, including recipients, the number of shares of Common Stock subject to each stock award, the fair market value of a share of our Common Stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the terms and conditions of the award agreements for use under the Plan. The Committee has the power to modify outstanding awards under the Plan, subject to the terms of the Plan and applicable law.

Restricted Stock

The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the Plan, will be determined by the Committee. Under a restricted stock award, we issue shares of our Common Stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our Plan.

Merger, Consolidation or Asset Sale

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the Plan, unless provisions are made in connection with such transaction for the continuance of the Plan and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

Change in Capitalization

If the Company shall effect a subdivision or consolidation of shares of Common Stock or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of Common Stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Plan Termination

No Awards may be issued under the Plan after December 31, 2029.

Director Compensation

We have made no payments to our directors in consideration of their services to date, and there is currently no agreement or arrangement to pay any of our directors for their service as directors in the future.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer, Chief Financial Officer, and Chief Science Officer  (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

Additionally, on December 31, 2024, the Board of Directors of the Company adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), to comply with the final clawback rules adopted by the U.S. Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive compensation from current and former officers of the Company as defined in Rule 10D-1 (“Covered Officers”) in the event the Company is required to prepare an accounting restatement as specified in the Clawback Policy. Under the Clawback Policy, the Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of December 31, 2024.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a policy on the timing of awards of options in relation to the disclosure by us of material nonpublic information. During the fiscal year ended December 31, 2024, no Named Executive Officer was awarded stock options, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Unless otherwise indicated, the business address of each person listed is c/o Ludwig Enterprises, Inc., 8950 SW 74th Ct, Ste 2201-A149, Miami, FL 33156. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants, preferred stock or restricted stock units held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 15, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares		%
	Beneficially		Beneficially	Effective Voting
Name of Shareholder	Owned		Owned(1)	Power
Common Stock
Named Executive Officers and Directors
Jose Antonio Reyes	0		0%
Scott J. Silverman	0		0%
Marvin S. Hausman, M.D.	243,800,000	(2)	28.30 *	See Note 10
Officers and directors, as a group (3 persons)	243,800,000	(2)	31.69%
5% Owners
Thomas Terwilliger	31,409,040	(3)	3.65%
Baranquilla Investments, LLC (4)	200,000,000	(5)	23.21%
Homeopathic Partners, Inc.(6)	300,000,000	(7)	34.82%
Vasaio Capital, Inc.(8)	200,000,000	(9)	23.21%
Convertible Preferred Stock (10)
Barranquilla Investments, LLC (4)	2,000,000		28.57%
Homeopathic Partners, Inc.(6)	3,000,000		42.86%
Vasaio Capital, Inc. (8)	2,000,000		28.57%

*	Less than 1%.
(1)	Based on 861,569,807 shares outstanding, which includes (a) 161,569,807 issued shares, and (b) 700,000,000 unissued shares that underlie shares of Convertible Preferred Stock convertible within 60 days of the date of this Annual Report.
(2)	200,000,000 of these shares are unissued but underlie currently convertible shares of our Convertible Preferred Stock.
(3)	1,175,992 of these shares are owned by Tadas Trust, James Williams, Trustee, the beneficiary of which is Mr. Terwilliger; and 102,710 of these shares are owned by Barr Irrevocable Trust, the trustee of which trust is Mr. Terwilliger.
(4)	The manager of Barranquilla Investments, LLC is Marvin S. Hausman, M.D., our Chief Executive Officer. Dr. Hausman has the sole voting and dispositive control over the shares held by Barranquilla Investments, LLC. The address of this shareholder is 1309 Coffeen Avenue, Suite 1200, Sheridan, Wyoming 82801.
(5)	These shares are unissued but underlie currently convertible shares of our Convertible Preferred Stock owned by Barranquilla Investments, LLC.

(6)	Carl Rubin is the Chief Executive Officer of Homeopathic Partners, Inc. Mr. Rubin has the sole voting and dispositive control over the shares held by Homeopathic Partners, Inc. The address of this shareholder is 2363 Arbordale Avenue, The Villages, Florida 32162.
(7)	These shares are unissued, but underlie currently convertible shares of our Convertible Preferred Stock owned by Homeopathic Partners, Inc.
(8)	Corain McGinn is the Chief Executive Officer of Vasaio Capital, Inc. Mr. McGinn has the sole voting and dispositive control over the shares held by Vasaio Capital, Inc. The address of this shareholder is 288 Grove Streeet, Suite 361, Braintree, Massachusetts 02184.
(9)	These shares are unissued, but underlie currently convertible shares of our Convertible Preferred Stock owned by Vasaio Capital, Inc.
(10)	Each share of Convertible Preferred Stock (a) is convertible into 100 shares of our common stock at any time and (b) has the following voting rights: each share of Convertible Preferred Stock shall vote on all matters as a class with the holders of common stock and each share of Convertible Preferred Stock shall be entitled to the number of votes equal to the “conversion rate,” or 100 votes per share.

Equity Compensation Plan Information

Our Board has adopted the 2024 Stock Incentive Plan (the “Plan”).

The following table sets forth information about our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders		$		30,000,000
Equity compensation plan not approved by security holders	-		-	-
Total		$		30,000,000

Summary of the Plan

Authorized Shares

There are currently 30,000,000 shares of our Common Stock available for issuance pursuant to the Plan. Shares of Common Stock issued under our Plan may be authorized but unissued or reacquired shares of our Common Stock. If any Award granted under this Plan is canceled, terminates, expires, or lapses for any reason, Shares subject to such Award shall be again available for the grant of an Award under the Plan. Additionally, in the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, Stock dividend, split-up, Share combination, or other change in the corporate structure of the Company affecting the Shares, an adjustment shall be made in the number and class of Shares which may be delivered under the Plan, as may be determined to be appropriate and equitable by the Board of Directors, in its sole discretion, to prevent dilution or enlargement of rights.

Administration

Our Board has the authority to administer our Plan and may issue either unrestricted or restricted stock grants. Subject to the terms of our Plan, the Board has the authority to determine the terms of awards, including recipients, the number of shares of Common Stock subject to each stock award, the fair market value of a share of our Common Stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the terms and conditions of the award agreements for use under the Plan. The Committee has the power to modify outstanding awards under the Plan, subject to the terms of the Plan and applicable law.

Restricted Stock

The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the Plan, will be determined by the Committee. Under a restricted stock award, we issue shares of our Common Stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our Plan.

Merger, Consolidation or Asset Sale

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the Plan, unless provisions are made in connection with such transaction for the continuance of the Plan and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

Change in Capitalization

If the Company shall effect a subdivision or consolidation of shares of Common Stock or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of Common Stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Plan Termination

No Awards may be issued under the Plan after December 31, 2029.

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

Common Stock Repurchase Agreement

Effective August 10, 2023, we entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Worthington Financial Services, Inc. (“Worthington”), pursuant to which we repurchased 171,162,746 shares of our common stock (the “Worthington Shares”). In payment of such shares, we issued a promissory note (the “Worthington Note”) in the principal amount of $122,873 that bears interest at 8% per annum. The Worthington Note is due on the earlier to occur of (1) our receipt of the first $500,000 in proceeds in our offering in November 2023 (of which there is no assurance) and (2) April 3, 2025. Under the Worthington Note, an event of default occurs if (1) we fail on the maturity date to pay timely the principal and accrued interest or (2) fail to timely file with OTC Markets or any regulatory agency, including the SEC, a required filing or (3) fail to timely pay, in full, any creditor or note holder of our company. Upon any such event of default, the then-unpaid principal amount shall bear interest at 18% per annum. In addition to customary rights of a creditor, upon an event of default under the Worthington Note, Worthington shall have the right, in its sole discretion, to rescind the Repurchase Agreement and to have the Worthington Shares reissued to it.

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

Commercial Registered Agent

Since 2006, Thomas Terwilliger, has owned Corporate World, Inc., a Commercial Registered Agent in the State of Nevada that provides an array of corporate services in Nevada, including registered agent services to Nevada corporations. Mr. Terwilliger is not involved in the day-to-day operations of Corporate World, Inc. Corporate World, Inc. has served as our company’s registered agent in the State of Nevada since February 2006. We pay Corporate World, Inc. $350 annually for its registered agent services, which include mail-forwarding and similar administrative services.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2024 and 2023, for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (b) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (c) services rendered in connection with tax compliance, tax advice and tax planning and (d) all other fees for services rendered.

	Year Ended December 31, 2024	Year Ended December 31, 2022
Audit Fees	$56,500	$56,500
Audit Related	$4,500	$4,500
Fees	$0	$0
Tax	$0	$0
All Other Fees	$0	$0
Total	$61,000	$61,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

Ludwig Enterprises, Inc. - Audited Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023

(2)	Financial Statement Schedules: None

(3)	Exhibits:

			Incorporated by Reference to:
Exhibit No.:	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended through November 30, 2022	S-1/A	333-271439	3.1	Filed previously.
3.2	Certificate of Amendment to Articles of Incorporation filed December 19, 2022	S-1/A	333-271439	3.2	Filed previously.
3.3	Amended and Restated Bylaws	8-K	21294972	3.3	Filed previously.
4.1	Promissory Note dated February 7, 2022, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.1	Filed previously.
4.2	Promissory Note dated November 4, 2021, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.2	Filed previously.
4.3	Promissory Note dated October 1, 2022, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.3	Filed previously.
4.4	Promissory Note dated November 1, 2022, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.4	Filed previously.
4.5	Promissory Note dated September 1, 2022, in favor of Steven J. Preiss	S-1/A	333-271439	4.5	Filed previously.
4.6	Promissory Note dated August 30, 2022, in favor of Michael Magliochetti, Jr.	S-1/A	333-271439	4.6	Filed previously.
4.7	Promissory Note dated August 30, 2022, in favor of Michael Magliochetti, Jr.	S-1/A	333-271439	4.7	Filed previously.
4.8	Promissory Note dated August 31, 2022, in favor of Christopher Wald	S-1/A	333-271439	4.8	Filed previously.
4.9	Promissory Note dated December 1, 2022, in favor of Brandon Ivery	S-1/A	333-271439	4.9	Filed previously.
4.10	Promissory Note dated December 1, 2022, in favor of Carlesha Chambers	S-1/A	333-271439	4.10	Filed previously.
4.11	Promissory Note dated November 28, 2022, in favor of Jeffery Lee	S-1/A	333-271439	4.11	Filed previously.
4.12	Promissory Note dated November 28, 2022, in favor of Kim Farahay	S-1/A	333-271439	4.12	Filed previously.
4.13	Promissory Note dated December 1, 2022, in favor of Kim Farahay	S-1/A	333-271439	4.13	Filed previously.
4.14	Promissory Note dated January 12, 2022, in favor of Eileen Farahay	S-1/A	333-271439	4.14	Filed previously.
4.15	Promissory Note dated January 12, 2022, in favor of Russ Kaminski	S-1/A	333-271439	4.15	Filed previously.
4.16	Promissory Note dated December 1, 2022, in favor of John Dymond	S-1/A	333-271439	4.16	Filed previously.
4.17	Promissory Note dated December 1, 2022, in favor of Carl La Rue	S-1/A	333-271439	4.17	Filed previously.
4.18	Promissory Note dated December 1, 2022, in favor of Brent Lunde	S-1/A	333-271439	4.18	Filed previously.
4.19	Specimen Stock Certificate evidencing the shares of Common Stock	S-1/A	333-271439	4.19	Filed previously
4.20	Note Extension Agreements between Registrant and Michael Magliochetti, Jr.	S-1/A	333-271439	4.20	Filed previously.

4.21	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. (2/7/22 Promissory Note)	S-1/A	333-271439	4.21	Filed previously.
4.22	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. (11/4/22 Promissory Note)	S-1/A	333-271439	4.22	Filed previously.
4.23	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. (10/21/22 Promissory Note)	S-1/A	333-271439	4.23	Filed previously.
4.24	Note Extension Agreement between Registrant and Steven J. Preiss	S-1/A	333-271439	4.24	Filed previously.
4.25	Note Extension Agreement between Registrant and Christopher Wald	S-1/A	333-271439	4.25	Filed previously.
4.26	Promissory Note dated January 16, 2023, in favor of William R. Yahner, Jr.	S-1/A	333-271439	4.26	Filed previously.
4.27	Promissory Note date August 10, 2023, in favor of Worthington Financial Services, Inc.	S-1/A	333-271439	4.27	Filed previously.
4.27.1	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. through April 1, 2023	S-1/A	333-271439	4.27.1	Filed previously
4.28	Note Extension Agreement between Registrant and Michael Magliochetti through April 1, 2023	S-1/A	333-271439	4.28	Filed previously
4.29	Note Extension Agreement between Registrant and Michael Magliochetti through April 1, 2023	S-1/A	333-271439	4.29	Filed previously.
4.30	Note Extension Agreement between Registrant and Christopher Wald through April 1, 2023	S-1/A	333-271439	4.30	Filed previously.
4.31	Note Extension Agreement between Registrant and Steven Preiss through April 1, 2023	S-1/A	333-271439	4.31	Filed previously.
4.32	Note Extension Agreement between Registrant and William Yahner through April 1, 2023	S-1/A	333-271439	4.32	Filed previously.
4.33	Form of Extension Letter for Notes Dated March 22, 2021	S-1	333-284885	4.33	Filed previously
4.34	Form of Promissory Notes issued between March 28, 2024 and January 10, 2025	S-1	333-284885	4.34	Filed previously
4.35	Form of Extension Letter for Notes Dated Between November 4, 2021, and November 1, 2022.	S-1	333-284885	4.35	Filed previously
4.36	2024 Stock Incentive Plan	S-8	333-281926	4.1	Filed previously
4.37	Form of Warrant	8-K	24673557	4.1	Filed previously
4.38	Form of Promissory Note	8-K	24673557	4.2	Filed previously
4.39	Promissory Note between the Company and Jose Antionio Reyes dated December 17, 2024	S-1	333-284885	4.39	Filed previously
4.40	Description of Registrant’s Securities				Filed herewith.
10.1	Employment Agreement dated June 15, 2022, between Registrant and Anne B. Blackstone	S-1/A	333-271439	10.3	Filed previously.
10.2	Business Services Contract dated July 2, 2022, between Registrant and Grace Health Technology Corporation	S-1/A	333-271439	10.6	Filed previously.
10.3	Consulting Agreement dated July 1, 2022, between Registrant and Kyle Ambert, PhD	S-1/A	333-271439	10.7	Filed previously.
10.4	Agreement between Registrant and Xikoz, Inc.	S-1/A	333-271439	10.8	Filed previously.
10.5	Asset Purchase agreement between the Registrant and Designer Genomics International Corporation.	S-1/A	333-271439	10.9	Filed previously.
10.6	Agreement between Registrant and Dr. Kim Farhay and Dr. Jeff Lee	S-1/A	333-271439	10.11	Filed previously.
10.7	Common Stock Repurchase Agreement between Registrant and Worthington Financial Services, Inc.	S-1/A	333-271439	10.12	Filed previously.
10.8	Stock Purchase Agreement dated December 31, 2024, between the Company and Marijuana, Inc.	8-K	25512755	10.1	Filed previously
10.9	Promissory Note dated January 1, 2025, $100,000 principal amount, Marijuana, Inc., as maker, in favor of the Company.	8-K	25512755	10.2	Filed previously
10.10	Pledge Agreement dated January 1, 2025, between the Company and Marijuana, Inc.	8-K	25512755	10.3	Filed previously
10.11	Intellectual Property Conveyance Agreement among the Company, Marvin S. Hausman, M.D. and Nova Mentis Life Science Corp.	8-K	241302753	10.1	Filed previously
10.12	Form of Common Stock Purchase Agreement	8-K	24673557	10.1	Filed previously
10.13	Form of Registration Rights Agreement	8-K	24673557	10.2	Filed previously
10.14	Form of Securities Purchase Agreement	8-K	24673557	10.3	Filed Previously

10.15	Executive Employment Agreement Between Registrant and Marvin S. Hausman, M.D.	S-1/A	333-271439	10.16	Filed previously
10.16	Form of Securities Purchase Agreement entered into between March 28, 2024 and January 10, 2025	S-1	333-284885	10.16	Filed previously
10.17	Termination Agreement between Registrant and Marvin S. Hausman	S-1/A	333-271439	10.13	Filed previously
10.18	Termination Agreement between Registrant and Homeopathic Partners, Inc.	S-1/A	333-271439	10.14	Filed previously
10.19	Consulting Agreement dated July 1, 2022 between Registrant and Homeopathic Partners, Inc.	S-1/A	333-271439	10.4	Filed previously
10.20	Consulting Agreement dated July 1, 2022, between Registrant and Marvin S. Hausman, M.D.	S-1/A	333-271439	10.5	Filed previously
14.1	Code of Business Conduct and Ethics				Filed herewith
19.1	Insider Trading Policy				Filed herewith
21.1	Subsidiaries of Registrant	S-1/A	333-271439	22.1	Filed previously
23.1	Consent of Assurance Dimensions, Inc., Independent Registered Public Accounting Firm				Filed herewith
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350				Filed herewith
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed herewith

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC.

Dated: March 28, 2025.	By:	/s/ Jose Antonio Reyes
Jose Antonio Reyes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Jose Antonio Reyes	Chief Executive Officer	March 28, 2025
Jose Antonio Reyes	[Principal Executive Officer]

/s/ Scott J. Silverman	Chief Financial Officer	March 28, 2025
Scott J. Silverman	[Principal Accounting Officer] and Director

/s/ Marvin S. Hausman	Chief Science Officer	March 28, 2025
Marvin S. Hausman	and Director

INDEX TO FINANCIAL STATEMENTS

Ludwig Enterprises, Inc.

Audited Financial Statements for the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’

of Ludwig Enterprises Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ludwig Enterprises, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit of $7,259,366 at December 31, 2024. For the year ended December 31, 2024, the Company incurred net loss of $3,016,884 and net cash used in operations of $660,302. In addition, the Company continues to experience negative cash flows from operations. The Company's ability to continue as a going concern is dependent on its ability to raise debt or equity-based capital at favorable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the consideration received from the sale of Exousia Ai, Inc. (“EXO”)

Description of the matter and considerations leading to the matter

As described in Note 3, on December 31, 2024, the Company entered into a Stock Purchase Agreement (the “Exousia SPA”) with Marijuana, Inc., a publicly-traded Florida corporation (symbol: MAJI) (“Purchaser”), pursuant to which Purchaser would purchase 100% ownership of a subsidiary of the Company, Exousia Ai, Inc. The purchase price under the Exousia SPA for 100% ownership of EXO is approximately $203,000, payable by Purchaser by delivery of (a) 103,000 of assumed liabilities (b) 10,000 shares of Purchaser Series B Convertible Preferred stock (the “Purchaser Shares”) and (c) a $100,000 principal amount promissory note (the “Purchaser Note”). Series B Convertible Preferred stock is convertible into 4,700 Purchaser common stock. The Purchaser Note bears interest at eight percent (8%) per annum, with principal and accrued interest due December 31, 2025. The valuation of the purchase price, specifically the preferred stock, was complex due to the fact that MAJI is not an operating Company and did not have a fair market value assessment for its stock.

Description of how the matter was addressed

We obtained management’s assessment, analysis and memo to support the rationale and method used by the Company for valuation of the purchase price which was based on cost of the main asset purchased by MAJI in the absence of supported and reasonable fair market value approaches. We detailed tested the costs and obtained invoice support to ensure the costs were accurate. We verified through guidance that the accounting treatment was appropriate including conversations with our technical experts on the matter.

Conclusion

Based on management’s assessment and our audit procedures we concluded that the fair value of the preferred stock and total purchase price recorded was reasonable.

We have served as the Company’s auditor since 2022.

Coral Springs, Florida

March 28, 2025

Ludwig Enterprises, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$6,741	$7,263
Inventory	3,048	-
Prepaid expenses	27,767	-
Deferred offering cost	60,000	-
Note receivable from sale of subsidiary	100,000	-
Assets from discontinued operations	-	105,205
Total Current Assets	197,556	112,468

Total Assets	$197,556	$112,468

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$621,984	$204,024
Notes payable	1,370,009	1,370,009
Convertible notes payable, net	578,708	-
Due to related party	5,000	-
Total Current Liabilities	2,575,701	1,574,033

Total Liabilities	2,575,701	1,574,033

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 160,512,807 and 155,464,808 shares issued and outstanding, respectively	160,511	155,463
Additional paid in capital	4,713,710	2,618,454
Accumulated deficit	(7,259,366)	(4,242,482)
Total Stockholders’ Deficit	(2,378,145)	(1,461,565)
Total Liabilities and Stockholders’ Deficit	$197,556	$112,468

The accompanying notes are an integral part of these consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2024	2023

Revenues	$217	$-

Operating expenses
General and administration expenses	1,132,785	964,747
Research and development	165,621	411,014
Total operating expenses	1,298,406	1,375,761

Net loss from operations	(1,298,189)	(1,375,761)

Other income (expense)
Inducement expense	(1,004,574)	(517,454)
Finance expense	(677,130)	-
Interest expense	(56,794)	(15,714)
Amortization of debt discount	(15,000)	(469,514)
Total other expense	(1,753,498)	(1,002,682)

Net loss before taxes	(3,051,687)	(2,378,443)
Income tax benefit	-	-
Loss from continuing operations	$(3,051,687)	$(2,378,443)

Income (loss) from discontinued operation, net of tax	$34,803	$(78,107)

Net loss	$(3,016,884)	$(2,456,550)

Basic and diluted loss from continuing operations per common share	$(0.02)	$(0.01)
Basic and diluted income from discontinued operations per common share	$0.00	$(0.00)
Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	158,606,794	286,563,789

The accompanying notes are an integral part of these consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2024 and 2023

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,000,000	$7,000	315,188,929	$315,188	$637,577	$(1,785,932)	$(826,167)

Stock issued for license fee ($0.37.share)	-	-	1,000,000	1,000	369,000	-	370,000
Stock issued for services	-	-	1,083,334	1,083	257,630	-	258,713
Stock issued for conversion of debt including inducement expense	-	-	7,315,341	7,315	942,837	-	950,152
Stock issued in connection with the extension of notes and convertible notes including inducement expense	-	-	2,040,000	2,040	363,120	-	365,160
Stock repurchased in exchange for note payable ($0.001) - related party - net and stock cancelled	-	-	(171,162,796)	(171,163)	48,290	-	(122,873)
Net loss	-	-	-	-	-	(2,456,550)	(2,456,550)
Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	$2,618,454	$(4,242,482)	$(1,461,565)

Stock issued for services	-	-	1,718,000	1,718	316,082	-	317,800
Common stock issued for R&D expenses	-	-	750,000	750	100,050	-	100,800
Common stock issued for inducement expense	-	-	2,580,000	2,580	624,220	-	626,800
Warrants issued for commitment fee	-	-	-	-	677,130	-	677,130
Warrants issued for inducement expense and debt discount	-	-	-	-	377,774	-	377,774
Cancellation of common stock	-	-	(1)	-	-	-	-
Net loss	-	-	-	-	-	(3,016,884)	(3,016,884)
Balance, December 31, 2024	7,000,000	$7,000	160,512,807	$160,511	$4,713,710	$(7,259,366)	$(2,378,145)

The accompanying notes are an integral part of these consolidated financial statements.

Ludwig Enterprises, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(3,016,884)	$(2,456,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	317,800	258,713
Stock issued for research and development	100,800	-
Stock warrants issued for finance cost	677,130	-
Stock issued for license fee	-	370,000
Stock issued for inducements	1,004,574	517,454
Gain on sale of subsidiary	(203,319)	-
Amortization of debt discount	15,000	469,514
Changes in operating assets and liabilities:
Inventory	(3,048)	-
Prepaid expenses	(23,634)	(4,133)
Unearned fee	(50,000)	-
Accounts payable and accrued liabilities	521,279	197,142
Net Cash Used in Operating Activities	(660,302)	(647,860)

Cash Flows from Financing Activities:
Deferred offering cost	(60,000)	-
Proceeds from related party	5,000	-
Proceeds from convertible notes payable - net	618,708	240,000
Repayment of convertible note and guaranteed interest	(55,000)	-
Cash advance from investor	50,000	-
Net Cash Provided by Financing Activities	558,708	240,000

Net change in cash	(101,594)	(407,860)
Cash, beginning of year	108,335	516,195
Cash, end of year	$6,741	$108,335

Supplemental cash flow information:
Cash paid for interest	$5,000	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$15,000	$65,000
Conversion of notes payable into common stock	$-	$797,858
Stock repurchased and returnable in exchange for note payable - related party - net	$-	$122,873
Cancellation of common stock	$-	$171,163
Reclassification from convertible notes to notes payable	$-	$640,000
Note receivable acquired in exchange with sale of subsidiary	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LUDWIG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Note 1 – Organization and Nature of Operations

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

In October 2024, the Company dissolved 100% ownership of subsidiaries of the Company, mRNA for Life, Inc. and Precision Genomics, Inc.

On December 31, 2024, the Company entered into a Stock Purchase Agreement with Marijuana, Inc., a publicly-traded Florida corporation (“Purchaser”), pursuant to which Purchaser would purchase 100% ownership of a subsidiary of the Company, Exousia Ai, Inc.

Liquidity, Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended December 31, 2024, the Company had:

●	Net loss of $3,016,884; and

●	Net cash used in operations was $660,302

Additionally, at December 31, 2024, the Company had:

●	Accumulated deficit of $7,259,366

●	Stockholders’ deficit of $2,378,145; and

●	Working capital deficit of $2,378,145

The Company has cash on hand of $6,741 at December 31, 2024. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2025,

●	Seek out strategic acquisitions of health care technology; and

●	Explore prospective partnership opportunities

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries mRNA, PGI and EXO. All intercompany transactions and balances have been eliminated.

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

Significant estimates during the years ended December 31, 2024 and 2023 include valuation of stock-based compensation, uncertain tax positions, the fair value determination of investment in convertible preferred stock, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments are carried at historical cost. At December 31, 2024 and 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Investment in convertible preferred stock

The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not control or have the ability to exercise considerable influence over operating and financial policies.

The non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense.

At December 31, 2024, the Company held 10,000 Series B Convertible Preferred Stock as an investment valued at $0 (Note 3). The Series B Convertible Preferred Stock are convertible into 47,000,000 shares of Marijuana, Inc. on the contingency of Marijuana, Inc. successfully uplisting to qualified exchange.

There were no indicators of impairment during the years ended December 31, 2024.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2024 and 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2024 and 2023, the Company’s cash balances exceeded FDIC insured limits by $0. The Company did not have any losses on cash in excess of the insured FDIC limit.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Specifically, the Company has swabs that will be used in our collection kits.

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

Inventory at December 31, 2024 and 2023 was $3,048 and $0, respectively.

From time to time, the Company may give away samples of its inventory. Samples are recorded as a component of advertising expense.

During the year ended December 31, 2024 and 2023, the Company recorded a provision for obsolete inventory of $0 and $46,981, respectively. The Company determined that the product inventory was not saleable. The Company recorded this write down as a component of advertising expense which is included as part of general and administrative expenses. See advertising policy note below.

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

At December 31, 2024 and 2023, the Company had no derivative liabilities.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which may contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance.

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

The Company incurred research and development expenses of $165,621 and $411,014 for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2024 and 2023, respectively.

Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included as a component of general and administrative expense in the statements of operations. Marketing and advertising costs primarily consisted of preparation of our go-to-market strategy, development of our consumer packaging and website design.

The Company recognized $216,318 and $135,576 in marketing and advertising costs during the years ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024 and 2023, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	December 31, 2024	December 31, 2023

Convertible Preferred Stock	700,000,000	700,000,000

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

This guidance was adopted on January 1, 2024. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

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

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic “Disaggregation of Income Statement Expenses (ASC 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. The amendments require additional disclosure of the nature of expenses included in the income statement. The amendments in this update are effective for public business entities for fiscal years, beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

We do not expect the adoption of this pronouncement will have a material effect on the Company’s financial statements.

Note 3 – Discontinued Operations

On December 31, 2024, the Company entered into a Stock Purchase Agreement (the “Exousia SPA”) with Marijuana, Inc., a publicly-traded Florida corporation (symbol: MAJI) (“Purchaser”), pursuant to which Purchaser would purchase 100% ownership of a subsidiary of the Company, Exousia Ai, Inc. This deal was closed on December 31, 2024.

The purchase price under the Exousia SPA for 100% ownership of EXO is $203,319, payable by Purchaser by delivery of (a) 10,000 shares of Purchaser Series B Convertible Preferred stock (the “Purchaser Shares”), (b) purchaser assuming responsibility for current liabilities of $103,319, and (c) a $100,000 principal amount promissory note (the “Purchaser Note”). Series B Convertible Preferred stock is convertible into 4,700 Purchaser common stock. The Purchaser Note bears interest at eight percent (8%) per annum, with principal and accrued interest due December 31, 2025.

As such, the Company recognized note receivable and investment in convertible preferred stock of MAJI as of December 31, 2024.

In October 2024, the Company dissolved the two subsidiaries, mRNA for Life, Inc. and Precision Genomics, Inc.

The above restructuring of subsidiaries will have an effect on the Company’s operations and financials results and this qualifies for presentation as a discontinued operation.

The following is a summary of discontinued operations for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Revenue	$13,037	$-

Operating Expenses:
General and administration expenses	57,621	52,723
Research and development	123,932	25,384
Total operating expenses	$181,553	$78,107

Loss from discontinued operations	$(168,516)	$(78,107)

Gain on sale of subsidiary	203,319	-

Income (loss) from discontinued operation, net of tax	$34,803	$(78,107)

Gain on sale of subsidiary consisted of as follow;

Consideration:
Assumption of accounts payable	$53,319
Assumption of unearned license fees	50,000
Note receivable	100,000
Preferred Stock	-
Total amount	$203,319

Assets and liabilities of subsidiary at December 31, 2024
Total assets	$-

Total liabilities	$-

Net assets	$-

Gain on sale of subsidiary	$203,319

The following is a summary of the assets and liabilities of the subsidiaries as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Cash	$-	$101,072
Prepaid expenses	-	4,133
Total assets from discontinued operations	$-	$105,205

The following is a summary of discontinued cash flows for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,
Cash Flows from Operating Activities:	2024	2023
Net loss	$(168,516)	$(78,107)
Changes in operating assets and liabilities:	-
Prepaid expenses	4,133	(4,133)
Accounts payable	53,319	-
Unearned fee	50,000	-
Net Cash Used in Operating Activities	(61,064)	(82,240)

Cash Flows from Operating Activities:
Proceeds received from parent company	86,346	190,572
Repayments to parent company	(126,354)	(7,260)
Net Cash Provided by Financing Activities	(40,008)	183,312

Net change in cash	(101,072)	101,072
Cash, beginning of period	101,072	-
Cash, end of period	$-	$101,072

Supplemental disclosure of non-cash financing activity
Forgiveness of loans from parent company	$238,549	$-

Note 4 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

The Company had the following activity related to its notes payable:

Balance - December 31, 2022	$507,136
Proceeds (face amount of note)	222,873
Reclassifications	640,000
Balance - December 31, 2023	$1,370,009
Balance - December 31, 2024	$1,370,009

Notes payable are summarized as follows:

		Interest		December 31,	December 31,
Issue Date	Maturity Date	Rate	Collateral	2024	2023
June 2012 (2)	April 2025	8%	Unsecured	$6,240	$6,240
May 2014 (2)	April 2025	8%	Unsecured	3,456	3,456
June 2016 (2)	April 2025	8%	Unsecured	38,216	38,216
January 2017 (2)	April 2025	8%	Unsecured	7,344	7,344
November 2020 (2)	April 2025	12%	Unsecured	46,480	46,480
March 2021 (2)	April 2025	8%	Unsecured	5,400	5,400
November 2021 (2)	April 2025	0%	Unsecured	250,000	250,000
February 2022 (2)	April 2025	0%	Unsecured	150,000	150,000
August 2023 (2)	April 2025	8%	Unsecured	122,873	122,873
January 2023 (1,2)	April 2025	0%	Unsecured	100,000	100,000
October 2022 (1,2)	April 2025	0%	Unsecured	440,000	440,000
November 2022 (1,2)	April 2025	0%	Unsecured	100,000	100,000
October 2023 (3)	April 2025	8%	Unsecured	100,000	100,000
			Notes payable	$1,370,009	$1,370,009

(1)	In November 2023, the convertible notes were amended to remove the conversion features and the Company reclassified $640,000 from convertible notes to notes payable

(2)	In October 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their note to April 1, 2025.

(3)	In October 2024, the Company entered into agreements with 1 noteholder, extending the maturity on their note to April 1, 2025. In consideration thereof, the noteholder received 500,000 shares of common stock

Note issued in 2023

Effective August 10, 2023, we entered into a Common Stock Repurchase Agreement, pursuant to which we repurchased 171,162,746 shares of our common stock. In payment of such shares, we issued a promissory note in the principal amount of $122,873 that bears interest at 8% per annum.

Modification of Notes Payable

The notes listed above issued in between June 2012 and February 2022, totaling $507,136 were originally due at various dates in 2023. In 2023, the Company extended the maturity dates of these notes listed above to January 2024 or April 2024. In 2024, the Company extended the maturity dates of all notes listed above to April 2025.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in significant and consequential changes to the economic substance of the debt, and thus resulted in a modification of the debt and not an extinguishment of the debt. Accordingly, no gain or loss on debt extinguishment was recorded.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments.

See below for discussion of inducement expense.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2022	$828,344
Proceeds (face amount of note)	205,000
Reclassifications	(640,000)
Original issue debt discount	(65,000)
Amortization of debt discount	469,514
Conversion of notes payable to common stock	(797,858)
Balance - December 31, 2023	$-
Proceeds (face amount of note)	628,708
Guaranteed interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Repayments including guaranteed interest	(55,000)
Amortization of debt discount	15,000
Balance - December 31, 2024	$578,708

Convertible Notes Payable are summarized as follows:

		Interest		December 31,	December 31,
Issue Date	Maturity Date	Rate	Collateral	2024	2023
March 2024	March 2025	8%	Unsecured	150,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
March 2024	March 2025	8%	Unsecured	50,000	-
April 2024	April 2025	8%	Unsecured	10,000	-
April 2024	April 2025	8%	Unsecured	20,000	-
May 2024	May 2025	8%	Unsecured	10,000	-
May 2024	May 2025	8%	Unsecured	100,000	-
July 2024	July 2025	8%	Unsecured	5,000	-
July 2024	July 2025	8%	Unsecured	15,000	-
July 2024	July 2025	8%	Unsecured	10,000	-
July 2024	July 2025	8%	Unsecured	4,000	-
July 2024	July 2025	8%	Unsecured	50,000	-
August 2024	August 2025	8%	Unsecured	10,000	-
November 2024	November 2025	8%	Unsecured	10,000	-
November 2024	November 2025	8%	Unsecured	30,000	-
November 2024	November 2025	8%	Unsecured	54,708	-
				$578,708	$-
			Less: unamortized debt discount	-	-
			Convertible notes payable – net	$578,708	$-

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

Between March 2024 and November, 2024, the Company entered into securities purchase agreements (the “SPAs”) with 13 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $628,708 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

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

In October and November 2023, the Company issued unsecured, one (1) month, original issue discount convertible notes with a total of face amount of $105,000. These notes contained an original issue discount of $35,000, resulting in net proceeds of $70,000. The convertible note was fully converted into 954,638 shares of common stock in November and December 2023. The notes were also issued with 62,000 bonus shares having a fair value of $11,098 ($0.179/share), based upon the closing price. These shares are considered an inducement expense. See Note 6 regarding common stock issued.

These notes are payable in cash or convertible at $0.11 per share, at the sole option of the Company.

In October 2023, the Company executed a one-year (1) note payable for $100,000. The note bears interest at 8% and is unsecured. The note was also issued with 1,000,000 shares of common stock having a fair value of $179,000 ($0.179/share), based upon the quoted closing price. These shares are considered and inducement expense. See Note 6 regarding common stock issued.

Modification and Extinguishment of Convertible Notes Payable (Year Ended December 31, 2023 and 2024)

Year Ended December 31, 2023

Maturity Date, Note Modifications in 2023 and Inducement Expense

In May 2023, the note issued in October 2022 ($440,000) were extended to January 2024.

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

In May 2023, the outstanding $1,232,857 in convertible notes payable balance, $692,857 of these notes were converted to 6,298,703 shares of common stock ($0.11/share) (see Note 6 and below regarding inducement).

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

In December 2023, 6 notes totaling $107,136 were extended to July 2024.

In March 2024, all of the notes listed above, as well as the note issued in January 2023 ($100,000) were extended to July 2024 (total ($640,000), in July, notes were extended to October 2024, and in October, the notes were extended to in April 2025.

See below for discussion of inducement expense.

Inducements

Fiscal year 2024

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

In October 2024, the Company entered into agreements with 16 noteholders, extending the maturity on their note to April 1, 2025.

In October 2024, the Company entered into agreements with 1 noteholder, extending the maturity on their note to April 1, 2025. In consideration thereof, the noteholder received 500,000 shares of common stock, which shares were valued at $0.2136 per share. The Company recognized the extensions as debt extinguishment and recorded $106,800 as inducement expense.

Fiscal year 2023

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

See Note 6 regarding common stock issued.

Interest expense and amortization of debt discount

During the years ended December 31, 2024 and 2023, the Company recorded interest expense for notes payable and convertible notes of $56,794 and $15,714, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded amortization of debt discount of $15,000 and $469,514, respectively.

Note 5 – Commitments and Contingencies

On September 5, 2023, we entered into an employment agreement with Marvin S. Hausman, M.D., pursuant to which Dr. Hausman serves as our former Chief Executive Officer. Under his employment agreement, we will pay Dr. Hausman $5,000 per month. In addition, we will pay Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity.

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

On April 1, 2024, Jose Antonio Reyes. signed an Offer Letter for his employment as our Chief Operating Officer. In September 2024, Mr. Reyes was named as our Chief Executive Officer. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Mr. Reyes of $8,750, as follows:

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

On April 1, 2024, Marvin S. Hausman., M.D. signed an Offer Letter for his employment as our Chief Science Officer. Additionally, Dr. Hausman serves as our Chairman of the Board of Directors. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Dr. Hausman of $8,750, as follows:

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

Note 6 – Stockholders’ Deficit

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

At December 31, 2024 and 2023, the Company had 7,000,000 shares issued and outstanding. See below for related issuances.

Equity Transactions for the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company issued 1,718,000 shares of common stock for services as follows:

●	225,000 shares of common stock to three individuals as bonuses for their services valued at $0.29 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $65,250.

●	1,250,000 shares of common stock to an individual for his services. Such shares of common stock were issued as compensation (250,000 shares pursuant to a consulting agreement and 1,000,000 shares as a performance bonus) valued at $0.13 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $162,500.

●	143,000 shares of common stock for marketing and advertising service valued at $50,050.

●	100,000 shares of common stock for marketing and advertising service valued at $40,000

During the year ended December 31, 2024, the Company issued 750,000 shares of common stock for research and development activities valued at $0.13 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $100,800.

During the year ended December 31, 2024, the Company issued 2,580,000 shares of common stock for inducement expense as follows:

●	2,080,000 shares of common stock as inducements to enter into promissory notes with the Company, valued at $0.25 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $520,000

●	500,000 shares of common stock as inducements to enter into promissory notes with the Company, valued at $0.2136 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $106,800

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

See Note 4 for discussion of inducement expense.

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

Note 7 – Warrants

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

A summary of activity of the warrants during the year ended December 31, 2024, is follows:

	Number of	Weighted average	Weighted average Remaining
	Warrant	Exercise price	life (year)
Outstanding at December 31, 2023	-	$-	-
Grant	5,145,943	0.25	3.52
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2024	5,145,943	$0.25	2.85

Exercisable at December 31, 2024	5,145,943	$0.25	2.85

The intrinsic value of the warrants as of December 31, 2024, is $0. All of the outstanding warrants are exercisable as of December 31, 2024.

Valuation

The Company utilizes the Black-Scholes model to value its warrants. The Company utilized the following assumptions:

Year ended
December 31, 2024
Expected term	2 - 5 years
Expected average volatility	241 - 338%
Expected dividend yield	-
Risk-free interest rate	4.13 - 4.43%

Note 8 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate and state tax rates of 24.52% to loss before taxes), are approximately as follows:

	December 31,	December 31,
	2024	2023
Federal income tax benefit–-20.06%	$(232,000)	$(193,000)
State income tax–-4.458%	(48,000)	(40,000)
Non-deductible items		-
Subtotal	(280,000)	(233,000)
Change in valuation allowance	280,000	233,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2024 and 2023 are approximately as follows:

Schedule of Deferred Tax Assets and Liabilities

	December 31,	December 31,
	2024	2023
Amortization of debt discount	$(3,800)	$(119,000)
Share based payments	(532,300)	(290,500)
Net operating lass carryforwards	(973,000)	(366,000)
Total deferred Tax assets	(1,509,100)	(775,500)
Less valuation allowance	1,509,100	775,500
Net deferred tax asset recorded	$-	$-

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

During the year ended December 31, 2024, the valuation allowance increased by approximately $43,600. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2024, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $ 3,839,582. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $ 3,839,582 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and Florida jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2024 and 2023, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 9 – Segment Report

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment – developing products that use mRNA genetic biomarkers to potentially assess the occurrence of inflammation, and, as a result, inflammation related chronic diseases. Within this segment, our products will be sold into the Medical markets.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Note 10 – Subsequent Events

Issuance of Convertible Note

In January, 2025, the Company entered into securities purchase agreements (the “SPAs”) with 2 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $100,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

Issuance of Promissory Note

On March 10, 2025, the Company issued a Promissory Note to an individual in the principal amount of $36,912. The Note matures on September 30, 2025 and carries an interest rate of 8$ per annum.