Form 10-Q
period 2025-03-31
LUDWIG ENTERPRISES, INC.
filed 2025-05-15
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 161,569,807 as of May 15, 2025.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Ludwig Enterprises, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$16,571	$6,741
Inventory	3,048	3,048
Prepaid expenses	18,547	27,767
Deferred offering cost	112,767	60,000
Note receivable	102,000	100,000
Total Current Assets	252,933	197,556

Total Assets	$252,933	$197,556

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$899,773	$621,984
Notes payable	1,370,009	1,370,009
Convertible notes payable, net	678,708	578,708
Due to related parties	57,159	5,000
Total Current Liabilities	3,005,649	2,575,701

Total Liabilities	3,005,649	2,575,701

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 161,569,807 and 160,512,807 shares issued and outstanding, respectively	161,568	160,511
Additional paid in capital	4,879,025	4,713,710
Accumulated deficit	(7,800,309)	(7,259,366)
Total Stockholders’ Deficit	(2,752,716)	(2,378,145)
Total Liabilities and Stockholders’ Deficit	$252,933	$197,556

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$-	$10

Operating expenses
General and administration expenses	450,687	365,589
Research and development	74,234	-
Total operating expenses	524,921	365,589

Net loss from operations	(524,921)	(365,579)

Other income (expense)
Interest income	2,000	-
Other income	2,333	-
Inducement expense	-	(520,000)
Finance expense	-	(677,130)
Interest expense	(20,355)	(7,635)
Amortization of debt discount	-	(8,000)
Total other expense	(16,022)	(1,212,765)

Net loss before taxes	(540,943)	(1,578,344)
Income tax benefit	-	-
Loss from continuing operations	$(540,943)	$(1,578,344)

Loss from discontinued operation, net of tax	$-	$(32,536)

Net loss	$(540,943)	$(1,610,880)

Basic and diluted loss from continuing operations per common share	$(0.00)	$(0.01)
Basic and diluted income from discontinued operations per common share	$-	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	161,182,240	155,464,808

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended March 31, 2025

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	7,000,000	$7,000	160,512,807	$160,511	$4,713,710	$(7,259,366)	$(2,378,145)

Common stock issued for services	-	-	1,057,000	1,057	165,315	-	166,372
Net loss	-	-	-	-	-	(540,943)	(540,943)
Balance, March 31, 2025	7,000,000	$7,000	161,569,807	$161,568	$4,879,025	$(7,800,309)	$(2,752,716)

For the three months ended March 31, 2024

	Convertible Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	—	$—	$2,618,454	$(4,242,482)	$(1,461,565)

Common stock issuable for services	—	—	—	—	1,475,000	227,750	—	—	227,750
Common stock issuable for note extension included in inducement expense	—	—	—	—	2,080,000	520,000	—	—	520,000
Warrant issued for commitment fee	—	—	—	—	—	—	677,130	—	677,130
Net loss	—	—	—	—	—	—	—	(1,610,880)	(1,610,880)
Balance, March 31, 2024	7,000,000	$7,000	155,464,808	$155,463	3,555,000	$747,750	$3,295,584	$(5,853,362)	$(1,647,565)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(540,943)	$(1,610,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	166,372	227,750
Stock warrants issued for finance cost	-	677,130
Amortization of debt discount	-	8,000
Inducement expense	-	520,000
Interest income	(2,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	9,220	-
Accounts payable and accrued liabilities	277,789	75,135
Net Cash Used in Operating Activities	(89,562)	(102,865)

Cash Flows from Financing Activities:
Deferred offering cost	(52,767)	-
Proceeds from related parties	52,159	-
Proceeds from convertible notes payable - net	100,000	290,000
Cash advance from investor	-	50,000
Net Cash Provided by Financing Activities	99,392	340,000

Net change in cash	9,830	237,135
Cash, beginning of period	6,741	108,335
Cash, end of period	$16,571	$345,470

Supplemental cash flow information:
Cash paid for interest	$5,000	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$-	$15,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

LUDWIG ENTERPRISES, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2025

(Unaudited)

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

As reflected in the accompanying financial statements, for the three months ended March 31, 2025, the Company had:

●	Net loss of $540,943; and

●	Net cash used in operations was $89,562

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $7,800,309

●	Stockholders’ deficit of $2,752,716; and

●	Working capital deficit of $2,752,716

The Company has cash on hand of $16,571 at March 31, 2025. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2025,

●	Seek out strategic acquisitions of health care technology; and

●	Explore prospective partnership opportunities

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SEC on March 31, 2025.

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

Significant estimates during the three months ended March 31, 2025 and 2024 include valuation of stock-based compensation, uncertain tax positions, the fair value determination of investment in convertible preferred stock, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments are carried at historical cost. At March 31, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the statements of operations as other expense.

At March 31, 2025 and December 31, 2024, the Company held 10,000 Series B Convertible Preferred Stock as an investment valued at $0. The Series B Convertible Preferred Stock are convertible into 47,000,000 shares of Marijuana, Inc. on the contingency of Marijuana, Inc. successfully uplisting to qualified exchange.

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

Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Statements of Operations.

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

The Company incurred research and development expenses of $74,234 and $42,982, of which $0 and $42,982 were recorded as loss from discontinued operation, for the three months ended March 31, 2025 and 2024, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included as a component of general and administrative expense in the statements of operations. Marketing and advertising costs primarily consisted of preparation of our go-to-market strategy, development of our consumer packaging and website design.

The Company recognized $179,910 and $10,451 in marketing and advertising costs during the three months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025 and December 31, 2024, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	March 31,	December 31,
	2025	2024

Convertible Preferred Stock	700,000,000	700,000,000
Convertible notes	6,787,080	5,787,080
Warrant	5,145,943	5,145,943

Each share of preferred stock (7,000,000 shares) is convertible into 100 shares of common stock.

Segment report

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment – developing products that use mRNA genetic biomarkers to potentially assess the occurrence of inflammation, and, as a result, inflammation related chronic diseases. Within this segment, our products will be sold into the Medical markets.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

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

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic “Disaggregation of Income Statement Expenses (ASC 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. The amendments require additional disclosure of the nature of expenses included in the income statement. The amendments in this update are effective for public business entities for fiscal years, beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

The purchase price under the Exousia SPA for 100% ownership of EXO is $203,319, payable by Purchaser by delivery of (a) 10,000 shares of Purchaser Series B Convertible Preferred stock (the “Purchaser Shares”), (b) purchaser assuming responsibility for current liabilities of $103,319, and (c) a $100,000 principal amount promissory note (the “Purchaser Note”). Series B Convertible Preferred stock is convertible into 4,700 Purchaser common stock. The Purchaser Note bears interest at eight percent (8%) per annum, with principal and accrued interest due December 31, 2025. As such, the Company recognized note receivable of $100,000 and investment in convertible preferred stock of MAJI at no value as of December 31, 2024.

In October 2024, the Company dissolved the two subsidiaries, mRNA for Life, Inc. and Precision Genomics, Inc.

The above restructuring of subsidiaries will have an effect on the Company’s operations and financials results and this qualifies for presentation as a discontinued operation.

The following is a summary of discontinued operations for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Revenue	$-	$13,037

Operating Expenses:
General and administration expenses	-	2,591
Research and development	-	42,982
Total operating expenses	$-	$45,573

Income tax benefit	-	-
Loss from discontinued operation, net of tax	$-	$(32,536)

The following is a summary of discontinued cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$-	$(32,536)
Changes in operating assets and liabilities:	-	-
Net Cash Used in Operating Activities	-	(32,536)

Cash Flows from Operating Activities:
Proceeds received from parent company	-	299
Repayments to parent company	-	(19,280)
Net Cash Provided by Financing Activities	-	(18,981)

Net change in cash	-	(51,517)
Cash, beginning of period	-	101,072
Cash, end of period	$-	$49,555

Note 4 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of September 30, 2025.  The promissory notes are unsecured. As of March 31, 2025 and December 31, 2024, the Company had outstanding Notes Payable of $1,370,009 and $1,370,000.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2024	$578,708
Proceeds (face amount of note)	100,000
Balance - December 31, 2025	$678,708

Convertible Notes Payable are summarized as follows:

Notes issued in 2024

Between March 2024 and November 2024, the Company the Company entered into securities purchase agreements (the “SPAs”) with 16 individuals in the aggregate of $578,708 with an interest rate of 8%.  The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE OR NYSE American stock exchanges.

Note issued in 2025

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

As of March 31, 2025 and December 31, 2024, the Company had outstanding Convertible Notes Payable of $678,708 and $578,708, respectively.

Modification and Extinguishment of Convertible Notes Payable

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

Inducements

In March 2024, the Company recorded 2,080,000 shares of common stock issuable as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share. The Company recorded $520,000 as inducement expense  in March, 2024.

Interest expense and amortization of debt discount

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $20,355 and $7,635, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded amortization of debt discount of $0 and $8,000, respectively.

Note 5 – Commitments and Contingencies

On November 15, 2023, we entered into a Financial Advisory Services Agreement with Thornhill Advisory Group, Inc. (f/k/aEverAsia Financial Group, Inc.), a financial consulting firm owned by Scott J. Silverman, who, in conjunction with the execution the CFO Agreement, was appointed as our Chief Financial Officer. Under the CFO Agreement, the Company is obligated to make monthly payments of $8,750, as follows:

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

On April 1, 2024, Jose Antonio Reyes. signed an Offer Letter for his employment as our Chief Operating Officer. In September 2024, Mr. Reyes was named as our Chief Executive Officer. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Mr. Reyes of $8,750.

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Scientific Officer and Chairman of the Board of Directors, and a royalty of 5%, payable 2.5% each to Dr. Marvin Hausman and to Nova Mentis Life Sciences Corp., respectively, of all revenue derived from Commercialization for a period of 10 years from the date of execution of the Agreement. The Company recognized the purchase of the patent as an R&D development and recorded R&D expense of $100,800 in 2024.

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

Series A Convertible Preferred Stock

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

In connection with the issuance of these Series A convertible preferred shares, the Company determined that there were no provisions within ASC 815 that were met, which would require derivative liability accounting treatment. Specifically, as noted below, upon amending the terms of the Series A, convertible preferred stock, at that time, there had been no new stock issuances of any type which may have triggered the anti-dilution provision.

In December 2022, the Company amended its articles of incorporation related to certain terms of its Series A convertible preferred stock. At that time, the Company, along with approval from its convertible preferred stockholders agreed to remove provisions related to mandatory redemption as well as anti-dilution rights.

At March 31, 2025 and December 31, 2024, the Company had 7,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Equity Transactions for the three months ended March 31, 2025

Common Stock

On February 5, 2025, the Company issued 1,057,000 shares of common stock for marketing service, fair valued at $166,372 based on the share price on date of issuance.

At March 31, 2025 and December 31, 2024, the Company had 161,569,807 and 160,512,807 shares of common stock issued and outstanding, respectively.

Note 7 – Warrants

A summary of the activity of the warrants during the three months ended March 31, 2025, is follows:

		Weighted average	Weighted average
	Number of Warrant	Exercise price	Remaining life (year)
Outstanding at December 31, 2024	5,145,943	$0.25	2.85
Grant	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2025	5,145,943	$0.25	2.60

Exercisable at March 31, 2025	5,145,943	$0.25	2.60

The intrinsic value of the warrants as of March 31, 2025, is $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.136 for the Company’s common stock on March 31, 2025.

Note 8 – Related party transactions

The Company had the following activity related to its due to related party:

	March 31,	December 31,
	2025	2024
Due on demand loan with 0% interest	$20,247	$5,000
Note payable	36,912	-
	$57,159	$5,000

In December, 2024, the Company issued a Promissory Note to our former chief executive officer (“CEO”) in the principal amount of $5,000. The Note matures on March 31, 2025 and carries an interest rate of 8% per annum.

On March 10, 2025, the Company issued a Promissory Note to our chief executive officer (“CEO”) in the principal amount of $36,912. The Note matures on September 30, 2025 and carries an interest rate of 8% per annum.

For the three months ended March 31, 2025, our CEO paid operating expense of $15,247 on behalf of the Company.

Note 9 – Subsequent Events

On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stick, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date

In April and May, 2025, the Company entered into securities purchase agreements (the “SPAs”) with 8 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $625,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. If, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stick, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date

On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603.

In May, 2025, the Company redeemed a promissory note made with our former chief executive officer in the principal amount of $5,000 and accrued interest of $165.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this prospectus. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Cautionary Statement Regarding Forward Looking Statements” and elsewhere herein. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

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

We had a net loss of $540,943 (unaudited) for the three months ended March 31, 2025. Additionally, we had net cash used in operating activities of $89,562 (unaudited) for the three months ended March 31, 2025. At March 31, 2025, we had a working capital deficit of $2,752,716 (unaudited), an accumulated deficit of $7,800,309 (unaudited) and a stockholders’ deficit of $ 2,752,716 (unaudited), which could have a material impact on our ability to obtain needed capital.

Results of Operations

Comparison of the Three months ended March 31, 2025, compared to the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, we had revenue from services of $0 and $10, respectively. We expect that revenues from sales of our planned products will begin during the third quarter of 2025.

Operating Expenses. Total operating expenses for the three months ended March 31, 2025 and 2024, were $524,921 and $365,589, respectively. The increase in operating expenses during the three months ended March 31, 2025, was primarily due to a significant increase in our activities relating sales and marketing as we prepare to bring our product to market, as well as the increase in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

General and Administrative Expenses. The increase of $85,098 in general and administrative expenses to $450,687 for the three months ended March 31, 2025, as compared to $365,589 for the three months ended March 31, 2024, was primarily due to a significant increase in our activities relating sales and marketing as we prepare to bring our product to market, as well as an increase in our payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. Research and development expenses of $74,234 and $0 for the three months ended March 31, 2025 and 2024, respectively, an increase of $74,234, were incurred due to our expenditures in the development of our planned products, including the payment of product study-relate expenses.

Other Income/Expense. Total other expense decreased by $1,196,743 to $16,022 for the three months ended March 31, 2025 from $1,212,765 for the three months ended March 31, 2024. The decrease in total other expense during the three months ended March 31, 2025, was primarily due to a decrease in inducement expenses associated with our extending notes payable that had reached maturity, a decrease in finance expenses and reduction in amortization of debt discount.

Amortization of Debt Discount. We incurred $0 and $8,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable during the three months ended March 31, 2025 and 2024, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2025, was $20,355 compared to $7,635 for the three months ended March 31, 2024.

Net Loss. We incurred a net loss of $540,943 for the three months ended March 31, 2025, as compared to a net loss of $1,578,344 for the three months ended March 31, 2024. The decrease in net loss for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in net loss from operations of $159,342 and an increase in interest expenses of $12,720 and reduced by an increase of $2,000 in interest income, an increase in other income of $2,333 a decrease of $520,000 in inducement expenses, a decrease of $677,130 in financing expenses and a decrease of $8,000 in amortization of debt discount. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2025 will be in excess of those incurred during the year ended December 31, 2024. However, we are unable to predict our actual operating expenses for all of 2024, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

March 31, 2025. At March 31, 2025, the Company had $16,571 in cash and a working capital deficit of $2,752,716 compared to $6,741 in cash and a working capital deficit of $2,378,145, at December 31, 2024. The Company has sufficient working capital to fund current operating expenses at least through the third quarter of 2024. To the extent the Company requires additional funds beyond such time, we will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $89,562 during the three months ended March 31, 2025, compared to $102,865 used during the three months ended March 31, 2024.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the three months ended March 31, 2025, compared to $-0- during the three months ended March 31, 2024.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $99,342 of net cash during the three months ended March 31, 2025, as compared to $34,000 provided during the three months ended March 31, 2024. All of the cash provided by financing activities was proceeds from convertible promissory notes issued and an advance from a related party.

Notes Payable and Convertible Promissory Notes

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of September 30, 2025.  The promissory notes are unsecured. As of March 31, 2025 and December 31, 2024, the Company had outstanding Notes Payable of $1,370,009 and $1,370,000.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2024	$578,708
Proceeds (face amount of note)	100,000
Balance - December 31, 2025	$678,708

Convertible Notes Payable are summarized as follows:

Notes issued in 2024

Between March 2024 and November 2024, the Company the Company entered into securities purchase agreements (the “SPAs”) with 16 individuals in the aggregate of $578,708 with an interest rate of 8%.  The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE OR NYSE American stock exchanges. .

Note issued in 2025

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

As of March 31, 2025 and December 31, 2024, the Company had outstanding Convertible Notes Payable of $678,708 and $578,708, respectively.

Modification and Extinguishment of Convertible Notes Payable

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

Inducements

In March 2024, the Company recorded 2,080,000 shares of common stock issuable as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share. The Company recorded $520,000 as inducement expense  in March, 2024.

Interest expense and amortization of debt discount

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $20,355 and $7,635, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded amortization of debt discount of $0 and $8,000, respectively.

Going Concern

The unaudited financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $2,752,716 at March 31, 2025, and had a net loss of $540,943 (unaudited) for the three months ended March 31, 2025, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At March 31, 2025, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

Debt Discount. For certain notes issued, the Company may provide the debt holder with an original issue discount and other direct financing expenses. The original issue discount and financing expenses are recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Statements of Operations.

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

As of the quarter ended March 31, 2025, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we issued no unregistered securities that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
101.*	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC.

By:	/s/ Charles Todd, Jr.	Dated: May 15, 2025
Charles Todd, Jr.
Chief Executive Officer