Form 10-Q
period 2025-06-30
LUDWIG ENTERPRISES, INC.
filed 2025-08-12
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 161,569,807 as of August 12, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

i

Ludwig Enterprises, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$142,474	$6,741
Inventory	3,048	3,048
Prepaid expenses	38,181	27,767
Deferred offering cost	112,951	60,000
Note receivable	104,000	100,000
Total Current Assets	400,654	197,556

Intangible assets, net of accumulated	620	-
Total Assets	$401,274	$197,556

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,099,999	$621,984
Notes payable	1,270,009	1,370,009
Convertible notes payable, net	490,266	578,708
Due to related party	45,101	5,000
Derivative liability	898,059	-
Total Current Liabilities	3,803,434	2,575,701

Total Liabilities	3,803,434	2,575,701

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 161,569,807 and 160,512,807 shares issued and outstanding, respectively	161,568	160,511
Additional paid in capital	4,879,025	4,713,710
Accumulated deficit	(8,449,753)	(7,259,366)
Total Stockholders’ Deficit	(3,402,160)	(2,378,145)
Total Liabilities and Stockholders’ Deficit	$401,274	$197,556

See the accompanying notes to these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$10

Operating expenses
General and administration expenses	509,566	229,786	960,253	595,375
Research and development	76,056	71,562	150,290	71,562
Total operating expenses	585,622	301,348	1,110,543	666,937

Net loss from operations	(585,622)	(301,348)	(1,110,543)	(666,927)

Other income (expense)
Interest income	2,000	-	4,000	-
Other income	-	-	2,333	-
Inducement expense	-	-	-	(520,000)
Finance expense	-	-	-	(677,130)
Interest expense	(6,205)	(14,162)	(26,560)	(21,797)
Loss on extinguishment of debt	(117,217)	-	(117,217)	-
Change in fair value of derivative liability	172,729	-	172,729	-
Amortization of debt discount	(115,129)	(7,000)	(115,129)	(15,000)
Total other expense	(63,822)	(21,162)	(79,844)	(1,233,927)

Net loss before taxes	(649,444)	(322,510)	(1,190,387)	(1,900,854)
Income tax benefit	-	-	-	-
Loss from continuing operations	$(649,444)	$(322,510)	$(1,190,387)	$(1,900,854)

Loss from discontinued operation, net of tax	$-	$(41,681)	$-	$(74,217)

Net loss	$(649,444)	$(364,191)	$(1,190,387)	$(1,975,071)

Basic and diluted loss from continuing operations per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted loss from discontinued operations per common share	$-	$(0.00)	$-	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	161,569,807	159,003,599	161,377,094	157,224,535

See the accompanying notes to these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and six months ended June 30, 2025

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	7,000,000	$7,000	160,512,807	$160,511	$4,713,710	$(7,259,366)	$(2,378,145)

Common stock issued for services	-	-	1,057,000	1,057	165,315	-	166,372
Net loss	-	-	-	-	-	(540,943)	(540,943)
Balance, March 31, 2025	7,000,000	$7,000	161,569,807	$161,568	$4,879,025	$(7,800,309)	$(2,752,716)

Net loss	-	-	-	-	-	(649,444)	(649,444)
Balance, June 30, 2025	7,000,000	$7,000	161,569,807	$161,568	$4,879,025	$(8,449,753)	$(3,402,160)

For the three and six months ended June 30, 2024

	Convertible Preferred Stock	Common Stock Issuable	Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit	Total
Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	—	$—	$2,618,454	$(4,242,482)	$(1,461,565)
Common stock issuable for services	—	—	—	—	1,475,000	227,750	—	—	227,750
Common stock issuable for conversion of debt including inducement expense	—	—	—	—	2,080,000	520,000	—	—	520,000
Warrant issued for commitment fee	—	—	—	—	—	—	677,130	—	677,130
Net loss	—	—	—	—	—	—	—	(1,610,880)	(1,610,880)
Balance, March 31, 2024	7,000,000	$7,000	155,464,808	$155,463	3,555,000	$747,750	$3,295,584	$(5,853,362)	$(1,647,565)
Common stock issued for services	—	—	1,475,000	1,475	(1,475,000)	(227,750)	226,275	—	—
Common stock issued for conversion of debt including inducement expense	—	—	2,080,000	2,080	(2,080,000)	(520,000)	517,920	—	—
Net loss	—	—	—	—	—	—	—	(364,191)	(364,191)
Balance, June 30, 2024	7,000,000	$7,000	159,019,808	$159,018	—	$—	$4,039,779	$(6,217,553)	$(2,011,756)

See the accompanying notes to these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(1,190,387)	$(1,975,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	166,372	227,750
Stock warrants issued for finance cost	-	677,130
Interest income	(4,000)	-
Amortization of debt discount	115,129	15,000
Loss on extinguishment of debt	117,217	-
Change in fair value of derivative liability	(172,729)	-
Inducement expense	-	520,000
Changes in operating assets and liabilities:
Prepaid expenses	(10,414)	(40,120)
Accounts payable and accrued liabilities	478,015	243,883
Net Cash Used in Operating Activities	(500,797)	(331,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	(620)	-
Net Cash Used in Investing Activities	(620)	-

Cash Flows from Financing Activities:
Deferred offering cost	(52,951)	-
Proceeds from related party	52,159	-
Repayments to related party	(12,058)	-
Proceeds from convertible notes payable - net	750,000	430,000
Repayment of convertible note and guaranteed interest	-	(55,000)
Repayment of note payable	(100,000)	-
Cash advance from investor	-	50,000
Net Cash Provided by Financing Activities	637,150	425,000

Net change in cash	135,733	93,572
Cash, beginning of period	6,741	108,335
Cash, end of period	$142,474	$201,907

Supplemental cash flow information:
Cash paid for interest	$12,768	$15,000
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$-	$15,000
Derivative liability recognized as debt discount	$953,571	$-

See the accompanying notes to these condensed unaudited financial statements.

LUDWIG ENTERPRISES, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2025

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

As reflected in the accompanying financial statements, for the six months ended June 30, 2025, the Company had:

●	Net loss of $1,190,387; and

●	Net cash used in operations was $500,797

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of $8,449,753

●	Stockholders’ deficit of $3,402,160; and

●	Working capital deficit of $3,402,780

The Company has cash on hand of $142,474 at June 30, 2025. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SEC on March 31, 2025.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

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

Significant estimates during the six months ended June 30, 2025 and 2024 include valuation of stock-based compensation, uncertain tax positions, the fair value determination of investment in convertible preferred stock, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments are carried at historical cost. At June 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At June 30, 2025 and December 31, 2024, the Company held 10,000 Series B Convertible Preferred Stock as an investment valued at $0. The Series B Convertible Preferred Stock are convertible into 47,000,000 shares of Marijuana, Inc. on the contingency of Marijuana, Inc. successfully uplisting to qualified exchange.

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

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

The Company incurred research and development expenses of $150,290 and $71,562, for the six months ended June 30, 2025 and 2024, respectively.

The Company incurred research and development expenses of $76,056 and $71,562, for the three months ended June 30, 2025 and 2024, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included as a component of general and administrative expense in the statements of operations. Marketing and advertising costs primarily consisted of preparation of our go-to-market strategy, development of our consumer packaging and website design.

The Company recognized $205,961 and $44,073 in marketing and advertising costs during the six months ended June 30, 2025 and 2024, respectively.

The Company recognized $26,051 and $33,622 in marketing and advertising costs during the six months ended June 30, 2025 and 2024, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant on the fair value of the liabilities incurred (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,

●	Expected dividends,

●	Expected volatility,

●	Risk-free interest rate; and

●	Expected life of option

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible preferred stock, convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. Because the Company reported a net loss for the three and six months ended June 30, 2025 and 2024, common stock equivalents, including preferred stock, convertible notes and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

At June 30, 2025 and 2024, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	June 30,	June 30,
	2025	2024

Convertible Preferred Stock	700,000,000	700,000,000
Convertible notes	17,402,200	5,787,080
Warrant	5,145,943	5,145,943
Total	722,548,143	710,933,023

Each share of preferred stock (7,000,000 shares) is convertible into 100 shares of common stock.

Segment report

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment –  seeking to develop products and services through the use of cutting-edge technologies in the health care industry, and as a result, inflammation related chronic diseases.

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

The following is a summary of discontinued operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$13,037

Operating Expenses:
General and administration expenses	-	41,681	-	44,272
Research and development	-	-	-	42,982
Total operating expenses	$-	$41,681	$-	$87,254

Income tax benefit	-	-	-	-
Loss from discontinued operation, net of tax	$-	$(41,681)	$-	$(74,217)

The following is a summary of discontinued cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
Cash Flows from Operating Activities:	2025	2024
Net loss	$-	$(74,217)
Changes in operating assets and liabilities:	-	-
Net Cash Used in Operating Activities	-	(74,217)

Cash Flows from Operating Activities:
Proceeds received from parent company	-	41,873
Repayments to parent company	-	(19,280)
Net Cash Provided by Financing Activities	-	22,593

Net change in cash	-	(51,624)
Cash, beginning of period	-	101,072
Cash, end of period	$-	$49,448

Note 4 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of September 30, 2025. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of June 30, 2025 and December 31, 2024, the Company had outstanding Notes Payable of $1,270,009 and $1,370,000, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2024	$578,708
Proceeds (face amount of note)	750,000
Derivative liability recognized as debt discount	(953,571)
Amortization of debt discount	115,129
Balance – June 30, 2025	$490,266

Convertible Notes Payable are summarized as follows:

Notes issued in 2024

Between March 2024 and November 2024, the Company entered into securities purchase agreements (the “SPAs”) with 16 individuals in the aggregate of $578,708 with an interest rate of 8%. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE OR NYSE American stock exchanges.

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

In April and May, 2025, the Company entered into securities purchase agreements (the “SPAs”) with 7 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $650,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. If, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stick, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible with variable conversion price during the three and six months ended June 30, 2025 amounted to $1,070,788, and $953,571 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $117,217 was recognized as loss on extinguishment of debt.

As of June 30, 2025 and December 31, 2024, the Company had outstanding Convertible Notes Payable of $490,266 and $578,708, respectively.

Modification and Extinguishment of Convertible Notes Payable

On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stick, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in significant change, however, the amendment of conversion price was fundamentally different from the existing debt and resulted in an extinguishment of the debt. Accordingly, the Company recorded a loss on extinguishment of debt of $117,217.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments.

Inducements

In March 2024, the Company recorded 2,080,000 shares of common stock issuable as inducements to 7 individuals for the extension of 7 promissory notes to July 1, 2024, which shares were valued at $0.25 per share,  using the quoted stock price of the Company’s common stock on a date of issuance. The Company recorded $520,000 as inducement expense in March, 2024.

Interest expense and amortization of debt discount

During the three months ended June 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $6,205 and $14,162, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $25,522 and $21,797, respectively.

During the three months ended June 30, 2025 and 2024, the Company recorded amortization of debt discount of $115,129 and $7,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded amortization of debt discount of $115,129 and $15,000, respectively.

Note 5 – Derivative liability

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of April, 3, 2025, issuance date of convertible notes and June 30, 2025.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on the Company’s stock price. Expected volatility is based on the historical stock price volatility of the Companies’ common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

During the six months ended June 30, 2025, in connection with the convertible notes payable and a conversion feature which converts into common shares at the Liquidity Event, the Company determined our derivative liability feature from the noteholder’s conversion for the convertible notes is not clearly and closely related to the host and accounted for it as a bifurcated derivative liability. As a result, the Company calculated the derivative liability based on the conditional liquidity event, the IPO or the Maturity. As of June 30, 2025, the pricing of the IPO was assumed to be between $7.00 and $9.00 per share after the expected reverse stock split occurs (1 for 100 shares) and probabilities were assigned not only for the IPO, but at different price points within the range from $7.00 to $9.00 per Unit.

As of the date of issuance of the convertible notes and June 30, 2025, the estimated fair values of the liabilities measured on a recurring basis were based on the following Black Scholes inputs:

	Initial	June 30,
	Date	2025
Expected conversion price	$5.95 - $11.70	$5.95 - $9.43
Expected term	0.22 - 1.00 years	0.22 - 0.86 years
Expected average volatility	135% - 205%	174% - 213%
Expected dividend yield	-	-
Risk-free interest rate	3.92% - 4.34%	3.96% - 4.41%
Expected IPO Price	$7.00 - $9.00	$7.00 - $9.00

The following table summarizes the changes in the derivative liabilities during the three and six months ended June 30, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2024	$-
Addition of new derivatives recognized as debt discount - conversion feature	953,571
Addition of new derivatives recognized as loss on derivatives	117,217
Gain on change in fair value of the derivative	(172,729)
Balance - June 30, 2025	$898,059

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance – April 1, 2025	$-
Addition of new derivatives recognized as debt discount - conversion feature	953,571
Addition of new derivatives recognized as loss on derivatives	117,217
Gain on change in fair value of the derivative	(172,729)
Balance - June 30, 2025	$898,059

Note 6 – Commitments and Contingencies

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

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. The agreement continues until terminated by either party with 60 days’ written notice. As of June 30, 2025 and December 31, 2024, the Company has accrued $71,375 and $56,375 in fees payable to Thornhill Advisory Group, Inc. The aggregate commitment under the agreement is $8,750 per month until termination.

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

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. As of June 30, 2025 and December 31, 2024, the Company has accrued $108,750 and $56,250 in fees payable, respectively, to Mr. Reyes. The aggregate commitment under the agreement is $8,750 per month until termination. (See Note 9).

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Scientific Officer and Chairman of the Board of Directors, and a royalty of 5%, payable 2.5% each to Dr. Marvin Hausman and to Nova Mentis Life Sciences Corp., respectively, of all revenue derived from Commercialization for a period of 10 years from the date of execution of the Agreement. The Company recognized the purchase of the patent as an R&D development and recorded R&D expense of $100,800 in 2024. The Company has not generated any revenue to date pursuant to the acquisition. As of the three and six months ended June 30, 2025 and 2024, the company recorded commission expense of $0 and $0 and $0 and $0, respectively.

Note 7 – Stockholders’ Deficit

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

At June 30, 2025 and December 31, 2024, the Company had 7,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Equity Transactions for the six months ended June 30, 2025

Common Stock

On February 5, 2025, the Company issued 1,057,000 shares of common stock for marketing service, fair valued at $166,372 based on the share price on date of issuance of $0.1574, and expensed as Sales and Marketing Expense.

At June 30, 2025 and December 31, 2024, the Company had 161,569,807 and 160,512,807 shares of common stock issued and outstanding, respectively.

Note 8 – Warrants

A summary of the activity of the warrants during the six months ended June 30, 2025, is follows:

	Number of Warrant	Weighted average Exercise price	Weighted average Remaining life (year)
Outstanding at December 31, 2024	5,145,943	$0.25	2.85
Grant	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at June 30, 2025	5,145,943	$0.25	2.35

Exercisable at June 30, 2025	5,145,943	$0.25	2.35

The intrinsic value of the warrants as of June 30, 2025, is $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.095 and $0.1469 for the Company’s common stock on June 30, 2025 and December 31, 2024, respectively.

Note 9 – Related party transactions

The Company had the following activity related to its due to related party:

	June 30,	December 31,
	2025	2024
Due on demand loan with 8% interest	$-	$5,000
Due on demand loan with 0% interest	8,189	-
Note payable	36,912	-
	$45,101	$5,000

In December, 2024, the Company issued a Promissory Note to our former chief executive officer (“CEO”) in the principal amount of $5,000. The Note matures on June 30, 2025 and carries an interest rate of 8% per annum.

In May, 2025, the Company redeemed a promissory note made with our former chief executive officer in the principal amount of $5,000 and accrued interest of $165.

On March 10, 2025, the Company issued a Promissory Note to our chief executive officer (“CEO”) in the principal amount of $36,912. The Note matures on September 30, 2025 and carries an interest rate of 8% per annum.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense related to related party notes of $1,038 and $0, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded interest expense related to related party notes of $769 and $0, respectively.

For the six months ended June 30, 2025, our CEO paid operating expense of $15,247 on behalf of the Company and the Company repaid $7,058.

During the six months ended June 30, 2025 and 2024, the Company paid Thornhill Advisory Group, Inc, a company beneficially owned by our Chief Financial Officer, $37,500 and $22,500, pursuant to the CFO Agreement (See Note 6).

During the six months ended June 30, 2025 and 2024, the Company paid to Jose Antonio Reyes, our former Chief Executive Officer, $0 and $11,250, respectively (See Note 6).

Note 10 – Subsequent Events

Enactment of Federal Tax Legislation

On July 2, 2025, subsequent to the end of the reporting period, the U.S. Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

Current Financial Condition Summary

We had a net loss of $1,190,387 for the six months ended June 30, 2025. Additionally, we had net cash used in operating activities of $500,797 for the six months ended June 30, 2025. At June 30, 2025, we had a working capital deficit of $3,402,780, an accumulated deficit of $8,449,753 and a stockholders’ deficit of $3,402,160, which could have a material impact on our ability to obtain needed capital.

Results of Operations

Six months ended June 30, 2025, compared to the six months ended June 30, 2024.

For the six months ended June 30, 2025 and 2024, we had revenue from services of $0 and $10, respectively. We expect that revenues from sales of our planned products will begin during the fourth quarter of 2025, assuming we are able to obtain needed funding of approximately $10,000,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the six months ended June 30, 2025 and 2024, were $1,110,543 and $ 666,937 respectively. The increase of $443,606 in operating expenses during the six months ended June 30, 2025, was primarily due to a significant increase in in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal, as we prepare to launch our products.

General and Administrative Expenses. The increase of $364,878 to $960,253 in general and administrative expenses for the six months ended June 30, 2025, as compared to $595,375 for the six months ended June 30, 2024, was primarily due to a significant increase in our activities relating sales and marketing as we prepare to bring our product to market, as well as the increase in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal

Research and Development. The $150,290 and $71,562 in research and development expenses for the six months ended June 30, 2025 and 2024, respectively, were incurred due to our expenditures in the development of our planned products, including the payment of product study-relate expenses..

Other Income/Expense. Total other expense for the six months ended June 30, 2025 and 2024, were $79,884 and $1,233,927, respectively. The decrease of $1,154,083 in total other expense during the six months ended June 30, 2025, was primarily due to a decrease in inducement expenses associated with our extending notes payable that had reached maturity, a decrease in finance expenses and increase in amortization of debt discount, offset by an increase in loss on extinguishment of debt, change in fair value of derivative liability, increase in interest income and other income.

Amortization of Debt Discount. We incurred $115,129 and $15,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable during the six months ended June 30, 2025 and 2024, respectively.

interest Expense. Interest expense for the six months ended June 30, 2025, was $26,560 compared to $21,797 for the six months ended June 30, 2024.

Net Loss. We incurred a net loss of $1,190,387 for the six months ended June 30, 2025, as compared to a net loss of $1,900,854 for the six months ended June 30, 2024. The decrease in net loss for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase in net loss from operations of $443,616, an increase in interest expense of $4,763, increase in loss on extinguishment of debt of $117,271 and increase in amortization on debt discount of $100,129 and reduced by an increase of $4,000 in interest income, an increase in other income of $2,333 a decrease of $520,000 in inducement expenses and a decrease of $677,130 in financing expenses. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2025 will be in excess of those incurred during the year ended December 31, 2024. However, we are unable to predict our actual operating expenses for all of 2025, due to the uncertainty surrounding our ability to obtain capital.

Three months ended June 30, 2025, compared to the three months ended June 30, 2024.

For the three months ended June 30, 2025 and 2024, we had revenue from services of $0 and $0, respectively. We expect that revenues from sales of our planned products will begin during the fourth quarter of 2025, assuming we are able to obtain needed funding of approximately $10,000,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the three months ended June 30, 2025 and 2024, were $585,622 and $301,348 respectively. The increase in operating expenses of $284,274 during the three months ended June 30, 2025, was primarily due to a significant increase in in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal, as we prepare to launch our products.

General and Administrative Expenses. The increase of $279,780 to $509,566 in general and administrative expenses for the three months ended June 30, 2025, as compared to $229,786 for the three months ended June 30, 2024, was primarily due to a significant increase in our activities relating sales and marketing as we prepare to bring our product to market, as well as the increase in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $76,056 and $71,562 in research and development expenses for the three months ended June 30, 2025 and 2024, respectively, were incurred due to our expenditures in the development of our planned products, including the payment of product study-relate expenses..

Other Income/Expense. Total other expense for the three months ended June 30, 2025 and 2024, were $63,822 and $21,162, respectively. The increase in total other expense during the three months ended June 30, 2025, was primarily due to an increase in loss on extinguishment of debt of $117,217 and an increase in amortization of debt discount of $108,129 offset by an increase in interest income of $2,000 and change in fair value of derivative liability of $172,729 and a decrease in interest expense of $7,957.

Amortization of Debt Discount. We incurred $115,129 and $7,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable during the three months ended June 30, 2025 and 2024, respectively.

Interest Expense. Interest expense for the three months ended June 30, 2025, was $6,205 for the three months ended June 30, 2025 as compared to $21,162 for the three months ended June 30, 2024.

Net Loss. We incurred a net loss of $649,444 for the three months ended June 30, 2025, as compared to a net loss of $364,191 for the three months ended June 30, 2024. The increase in net loss for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase of $284,274 in net loss from operations to $585,622 and reduced an increase in loss on extinguishment of debt of $117,217 and an increase in amortization of debt discount of $108,129 offset by an increase in interest income of $2,000 and change in fair value of derivative liability of $172,729 and a decrease in interest expense of $7,957. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2025 will be in excess of those incurred during the year ended December 31, 2024. However, we are unable to predict our actual operating expenses for all of 2025, due to the uncertainty surrounding our ability to obtain capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $500,797 during the six months ended June 30, 2025, compared to $467,056 used during the six months ended June 30, 2024.

Net Cash Used in Investing Activities. Net cash used in investing activities was $620 during the six months ended June 30, 2025, compared to $-0- during the six months ended June 30, 2024.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $637,150 during the six months ended June 30, 2025, as compared to $340,000 provided during the six months ended June 30, 2024. All of the cash provided by financing activities was proceeds from convertible promissory notes issued and an advance from our CEO.

Liquidity and Capital Resources

June 30, 2025. At June 30, 2025, the Company had $142,474 in cash and a working capital deficit of $3,402,780 compared to $6,741 in cash and a working capital deficit of $2,378,145 at December 31, 2024. The Company does not have sufficient working capital to fund current operating expenses at least through the third quarter of 2025. The Company requires additional funds beyond such time and will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Notes Payable and Convertible Promissory Notes

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of September 30, 2025. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of June 30, 2025 and December 31, 2024, the Company had outstanding Notes Payable of $1,270,009 and $1,370,000, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2024	$578,708
Proceeds (face amount of note)	750,000
Derivative liability recognized as debt discount	(953,571)
Amortization of debt discount	115,129
Balance - December 31, 2025	$490,266

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

In April and May, 2025, the Company entered into securities purchase agreements (the “SPAs”) with 7 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $650,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. If, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stick, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible with variable conversion price during the six months ended June 30, 2025 amounted to $1,070,788, and $953,571 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $117,217 was recognized as loss on extinguishment of debt.

As of June 30, 2025 and December 31, 2024, the Company had outstanding Convertible Notes Payable of $490,266 and $578,708, respectively.

Modification and Extinguishment of Convertible Notes Payable

On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stick, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in significant, however, the amendment of conversion price was fundamentally different from the existing debt and resulted in an extinguishment of the debt. Accordingly, the Company recorded a loss on extinguishment of debt of $117,217.

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

Interest expense and amortization of debt discount

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $25,522 and $21,797, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $6,205 and $14,162, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded amortization of debt discount of $115,129 and $15,000, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded amortization of debt discount of $115,129 and $7,000, respectively.

Going Concern

The unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $3,402,780 at June 30, 2025, and had a net loss of $ 1,190,387 for the six months ended June 30, 2025, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At June 30, 2025, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recent Accounting Policies

On July 2, 2025, subsequent to the end of the reporting period, Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

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

As of the quarter ended June 30, 2025, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Form 10-K filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025
101.*	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC.

By:	/s/ Scott J. Silverman	Dated: August 12, 2025
Scott J. Silverman
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)