Form 10-Q
period 2025-09-30
LUDWIG ENTERPRISES, INC.
filed 2025-11-12
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 162,569,807 as of November 5, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Ludwig Enterprises, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$3,317	$6,741
Inventory	4,529	3,048
Prepaid expenses	26,042	27,767
Deferred offering cost	112,951	60,000
Note receivable	106,000	100,000
Total Current Assets	252,839	197,556

Intangible assets, net of accumulated amortization	8,755	-
Total Assets	$261,594	$197,556

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,310,515	$621,984
Notes payable	1,270,009	1,370,009
Convertible notes payable, net	687,593	578,708
Due to related party	36,912	5,000
Derivative liability	267,473	-
Total Current Liabilities	3,572,502	2,575,701

Total Liabilities	3,572,502	2,575,701

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 162,569,807 and 160,512,807 shares issued and outstanding, respectively	162,568	160,511
Additional paid in capital	4,938,025	4,713,710
Accumulated deficit	(8,418,501)	(7,259,366)
Total Stockholders’ Deficit	(3,310,908)	(2,378,145)
Total Liabilities and Stockholders’ Deficit	$261,594	$197,556

See the accompanying notes to these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$-	$207	$-	$217

Operating expenses
General and administration expenses	291,046	312,647	1,251,299	908,022
Research and development	80,318	42,100	230,608	113,662
Total operating expenses	371,364	354,747	1,481,907	1,021,684

Net loss from operations	(371,364)	(354,540)	(1,481,907)	(1,021,467)

Other income (expense)
Interest income	2,000	-	6,000	-
Other income	-	-	2,333	-
Inducement expense	-	(377,774)	-	(897,774)
Finance expense	-	-	-	(677,130)
Interest expense	(32,643)	(16,815)	(59,203)	(38,612)
Loss on extinguishment of debt	-	-	(117,217)	-
Change in fair value of derivative liability	630,586	-	803,315	-
Amortization of debt discount	(197,327)	-	(312,456)	(15,000)
Total other income (expense)	402,616	(394,589)	322,772	(1,628,516)

Net income (loss) before taxes	31,252	(749,129)	(1,159,135)	(2,649,983)
Income tax benefit	-	-	-	-
Income (loss) from continuing operations	$31,252	$(749,129)	$(1,159,135)	$(2,649,983)

Loss from discontinued operation, net of tax	$-	$(136,813)	$-	$(211,030)

Net income (loss)	$31,252	$(885,942)	$(1,159,135)	$(2,861,013)

Basic income (loss) from continuing operations per common share	$0.00	$(0.00)	$(0.01)	$(0.02)
Basic income (loss) from discontinued operations per common share	$-	$(0.00)	$-	$(0.00)
Basic income (loss) per common share	$0.00	$(0.00)	$(0.01)	$(0.02)

Diluted loss from continuing operations per common share	$0.00	$(0.00)	$(0.01)	$(0.02)
Diluted loss from discontinued operations per common share	$-	$(0.00)	$-	$(0.00)
Diluted loss per common share	$0.00	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic	161,961,111	159,364,580	161,573,906	157,940,477
Weighted average number of common shares outstanding, diluted	861,961,111	159,364,580	161,573,906	157,940,477

See the accompanying notes to these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and nine months ended September 30, 2025

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	7,000,000	$7,000	160,512,807	$160,511	$4,713,710	$(7,259,366)	$(2,378,145)

Common stock issued for services	-	-	1,057,000	1,057	165,315	-	166,372
Net loss	-	-	-	-	-	(540,943)	(540,943)
Balance, March 31, 2025	7,000,000	$7,000	161,569,807	$161,568	$4,879,025	$(7,800,309)	$(2,752,716)

Net loss	-	-	-	-	-	(649,444)	(649,444)
Balance, June 30, 2025	7,000,000	$7,000	161,569,807	$161,568	$4,879,025	$(8,449,753)	$(3,402,160)

Common stock issued for services	-	-	1,000,000	1,000	59,000	-	60,000
Net income	-	-	-	-	-	31,252	31,252
Balance, September 30, 2025	7,000,000	$7,000	162,569,807	$162,568	$4,938,025	$(8,418,501)	$(3,310,908)

For the three and nine months ended September 30, 2024

	Convertible Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	-	$-	$2,618,454	$(4,242,482)	$(1,461,565)

Common stock issuable for services	-	-	-	-	1,475,000	227,750	-	-	227,750
Common stock issuable for conversion of debt including inducement expense	-	-	-	-	2,080,000	520,000	-	-	520,000
Warrant issued for commitment fee	-	-	-	-	-	-	677,130	-	677,130
Net loss	-	-	-	-	-	-	-	(1,610,880)	(1,610,880)
Balance, March 31, 2024	7,000,000	$7,000	155,464,808	$155,463	3,555,000	$747,750	$3,295,584	$(5,853,362)	$(1,647,565)

Common stock issuable for services	-	-	1,475,000	1,475	(1,475,000)	(227,750)	226,275	-	-
Common stock issuable for conversion of debt including inducement expense	-	-	2,080,000	2,080	(2,080,000)	(520,000)	517,920	-	-
Net loss	-	-	-	-	-	-	-	(364,191)	(364,191)
Balance, June 30, 2024	7,000,000	$7,000	159,019,808	$159,018	-	$-	$4,039,779	$(6,217,553)	$(2,011,756)

Common stock issued for services	-	-	143,000	143	-	-	49,907	-	50,050
Common stock issued for R&D expenses	-	-	750,000	750	-	-	100,050	-	100,800
Common stock issuable for services	-	-	-	-	100,000	40,000	-	-	40,000
Warrant issued for inducement expense	-	-	-	-	-	-	377,774	-	377,774
Net loss	-	-	-	-	-	-	-	(885,942)	(885,942)
Balance, September 30, 2024	7,000,000	$7,000	159,912,808	$159,911	100,000	$40,000	$4,567,510	$(7,103,495)	$(2,329,074)

See the accompanying notes to these condensed unaudited financial statements.

Ludwig Enterprises, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(1,159,135)	$(2,861,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	226,372	277,800
Stock issued for research and development	-	100,800
Stock issuable for services	-	40,000
Stock warrants issued for finance cost	-	677,130
Interest income	(6,000)	-
Amortization of debt discount	312,456	15,000
Loss on extinguishment of debt	117,217	-
Change in fair value of derivative liability	(803,315)	-
Inducement expense	-	897,774
Changes in operating assets and liabilities:
Inventory	(1,481)	-
Prepaid expenses	1,725	(29,384)
Accounts payable and accrued liabilities	680,342	357,910
Net Cash Used in Operating Activities	(631,819)	(523,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	(8,755)	-
Net Cash Used in Investing Activities	(8,755)	-

Cash Flows from Financing Activities:
Deferred offering cost	(52,951)	(60,000)
Proceeds from related party	52,159	-
Repayments to related party	(12,058)	-
Proceeds from convertible notes payable - net	750,000	524,000
Repayment of convertible note and guaranteed interest	-	(55,000)
Repayment of note payable	(100,000)	-
Cash advance from investor	-	50,000
Net Cash Provided by Financing Activities	637,150	459,000

Net change in cash	(3,424)	(64,983)
Cash, beginning of period	6,741	108,335
Cash, end of period	$3,317	$43,352

Supplemental cash flow information:
Cash paid for interest	$12,768	$5,000
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$-	$15,000
Derivative liability recognized as debt discount	$953,571	$-

See the accompanying notes to these condensed unaudited financial statements.

LUDWIG ENTERPRISES, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2025

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

As reflected in the accompanying financial statements, for the nine months ended September 30, 2025, the Company had:

●	Net loss of $1,159,135; and

●	Net cash used in operations was $631,819

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of $8,418,501

●	Stockholders’ deficit of $3,310,908; and

●	Working capital deficit of $3,319,663

The Company has cash on hand of $3,317 at September 30, 2025. The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SEC on March 31, 2025.

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

Significant estimates during the nine months ended September 30, 2025 and 2024 include valuation of stock-based compensation, uncertain tax positions, the fair value determination of investment in convertible preferred stock, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments are carried at historical cost. At September 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2025 and December 31, 2024, the Company held 10,000 Series B Convertible Preferred Stock as an investment valued at $0. The Series B Convertible Preferred Stock are convertible into 47,000,000 shares of Marijuana, Inc. on the contingency of Marijuana, Inc. successfully uplisting to qualified exchange.

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

The Company incurred research and development expenses of $230,608 and $113,662, for the nine months ended September 30, 2025 and 2024, respectively.

The Company incurred research and development expenses of $80,318 and $42,100, for the three months ended September 30, 2025 and 2024, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included as a component of general and administrative expense in the statements of operations. Marketing and advertising costs primarily consisted of preparation of our go-to-market strategy, development of our consumer packaging and website design.

The Company recognized $227,708 and $174,303 in marketing and advertising costs during the nine months ended September 30, 2025 and 2024, respectively.

The Company recognized $21,747 and $130,230 in marketing and advertising costs during the three months ended September 30, 2025 and 2024, respectively.

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

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible preferred stock, convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. Because the Company reported a net loss for the nine months ended September 30, 2025 and 2024 and three months ended September 30 ,2024, common stock equivalents, including preferred stock, convertible notes and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$31,252	$(749,129)	$(1,159,135)	$(2,649,983)
Loss from discontinued operation, net of tax	-	(136,813)	-	(211,030)
Net income	$31,252	$(749,129)	$(1,159,135)	$(2,861,013)
Net loss - diluted	$31,252	$(749,129)	$(1,159,135)	$(2,861,013)

Denominator:
Weighted average common shares outstanding	161,961,111	159,364,580	161,573,906	157,940,477
Effect of dilutive shares
Preferred stock	700,000,000	-	-	-
Diluted	861,961,111	159,364,580	161,573,906	157,940,477

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.00	$(0.00)	$(0.01)	$(0.02)
Loss from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss)	$0.00	$(0.00)	$(0.01)	$(0.02)

Diluted
Income (loss) from continuing operations	$0.00	$(0.00)	$(0.01)	$(0.02)
Loss from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss)	$0.00	$(0.00)	$(0.01)	$(0.02)

At September 30, 2025 and 2024, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	September 30,	September 30,
	2025	2024

Convertible Preferred Stock	700,000,000	700,000,000
Convertible notes	25,113,700	4,840,000
Common stock issuable	-	100,000
Warrant	5,145,943	5,145,943

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

The following is a summary of discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$13,037

Operating Expenses:
General and administration expenses	-	6,866	-	51,138
Research and development	-	129,947	-	172,929
Total operating expenses	$-	$136,813	$-	$224,067

Provision for income taxes	-	-	-	-
Loss from discontinued operation, net of tax	$-	$(136,813)	$-	$(211,030)

The following is a summary of discontinued cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
Cash Flows from Operating Activities:	2025	2024
Net loss	$-	$(211,030)
Changes in operating assets and liabilities:
Prepaid expenses	-	4,133
Accounts payable	-	48,997
Net Cash Used in Operating Activities	-	(157,900)

Cash Flows from Operating Activities:
Proceeds received from parent company	-	133,182
Repayments to parent company	-	(76,354)
Net Cash Provided by Financing Activities	-	56,828

Net change in cash	-	(101,072)
Cash, beginning of period	-	101,072
Cash, end of period	$-	$-

Supplemental disclosure of non-cash financing activity
Forgiveness of loans from parent company	$-	$167,482

Note 4 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of September 30, 2025. During the period ended September 30, 2025, the Company agreed to extend the maturity dates of all notes to December 31, 2025 without any penalties nor consideration. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of September 30, 2025 and December 31, 2024, the Company had outstanding Notes Payable of $1,270,009 and $1,370,000, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2024	$578,708
Proceeds (face amount of note)	750,000
Derivative liability recognized as debt discount	(953,571)
Amortization of debt discount	312,456
Balance – September 30, 2025	$687,593

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

In April and May, 2025, the Company entered into securities purchase agreements (the “SPAs”) with 7 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $650,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. If, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible with variable conversion price during the nine months ended September 30, 2025 amounted to $1,070,788, and $953,571 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $117,217 was recognized as loss on extinguishment of debt.

As of September 30, 2025 and December 31, 2024, the Company had outstanding Convertible Notes Payable of $687,593 and $578,708, respectively.

Modification and Extinguishment of Convertible Notes Payable

On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

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

Interest expense and amortization of debt discount

During the three months ended September 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $32,643 and $16,815, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $59,203 and $16,815, respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded amortization of debt discount of $197,327 and $0, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded amortization of debt discount of $312,456 and $15,000, respectively.

Note 5 – Derivative liability

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of April, 3, 2025, issuance date of convertible notes and September 30, 2025.

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

During the nine months ended September 30, 2025, in connection with the convertible notes payable and a conversion feature which converts into common shares at the Liquidity Event, the Company determined our derivative liability feature from the noteholder’s conversion for the convertible notes is not clearly and closely related to the host and accounted for it as a bifurcated derivative liability. As a result, the Company calculated the derivative liability based on the conditional liquidity event, the IPO or the Maturity. As of September 30, 2025, the pricing of the IPO was assumed to be between $7.00 and $9.00 per share after the expected reverse stock split occurs (1 for 100 shares) and probabilities were assigned not only for the IPO, but at different price points within the range from $7.00 to $9.00 per Unit.

As of the date of issuance of the convertible notes and September 30, 2025, the estimated fair values of the liabilities measured on a recurring basis were based on the following Black Scholes inputs:

	Initial	September 30,
	Date	2025
Expected conversion price	$5.95 - $11.70	$5.44 - $7.65
Expected term	0.22 - 1.00 years	0.99 - 0.61 years
Expected average volatility	135% - 205%	199% - 292%
Expected dividend yield	-	-
Risk-free interest rate	3.92% - 4.34%	3.83% - 4.20%
Expected IPO Price	$7.00 - $9.00	$7.00 - $9.00

The following table summarizes the changes in the derivative liabilities during the three and nine months ended September 30, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - June 30, 2025	$898,059
Gain on change in fair value of the derivative	(630,586)
Balance - September 30, 2025	$267,473

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2024	$-
Addition of new derivatives recognized as debt discount - conversion feature	953,571
Addition of new derivatives recognized as loss on derivatives	117,217
Gain on change in fair value of the derivative	(803,315)
Balance - September 30, 2025	$267,473

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

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. The agreement continues until terminated by either party with 60 days’ written notice. As of September 30, 2025 and December 31, 2024, the Company has accrued $71,375 and $56,375 in fees payable to Thornhill Advisory Group, Inc. The aggregate commitment under the agreement is $8,750 per month until termination.

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

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. As of September 30, 2025 and December 31, 2024, the Company has accrued $108,750 and $56,250 in fees payable, respectively, to Mr. Reyes. The aggregate commitment under the agreement is $8,750 per month until termination. (See Note 9).

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Scientific Officer and Chairman of the Board of Directors, and a royalty of 5%, payable 2.5% each to Dr. Marvin Hausman and to Nova Mentis Life Sciences Corp., respectively, of all revenue derived from Commercialization for a period of 10 years from the date of execution of the Agreement. The Company recognized the purchase of the patent as an R&D development and recorded R&D expense of $100,800 in 2024. The Company has not generated any revenue to date pursuant to the acquisition. As of the three and nine months ended September 30, 2025 and 2024, the company recorded commission expense of $0.

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

The Board of Directors has made the following designations of its preferred stock.

Series A Convertible Preferred Stock

7,000,000 shares authorized.

●	$0.001 par value.

●	Conversion feature – each share of preferred stock is convertible into 100 shares of common stock.

●	Voting – on an as converted basis with common stock, at the applicable conversion rate (100 votes for each share of convertible preferred held).

●	Dividends – accrued only upon declaration of the board of directors, at the applicable conversion rate.

●	Mandatorily redeemable (automatic conversion) on January 1, 2025. (See below amendment)

●	Anti-dilution provision – rights exist for the period of two years after the convertible preferred shares were converted into common stock. Additionally, holders of the convertible preferred stock will have full ratchet anti-dilution protection rights at the rate of 65% calculated on a fully diluted basis. (See below amendment)

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

At September 30, 2025 and December 31, 2024, the Company had 7,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Equity Transactions for the nine months ended September 30, 2025

Common Stock

On February 5, 2025, the Company issued 1,057,000 shares of common stock for marketing service, fair valued at $166,372 based on the share price on date of issuance of $0.1574, and expensed as Sales and Marketing Expense.

On August 28, 2025, the Company issued 1,000,000 shares of common stock for research and development costs, fair valued at $60,000 based on the share price on date of issuance of $0.06, and expensed as research and development.

At September 30, 2025 and December 31, 2024, the Company had 162,569,807 and 160,512,807 shares of common stock issued and outstanding, respectively.

Note 8 – Warrants

A summary of the activity of the warrants during the nine months ended September 30, 2025, is follows:

	Number of Warrant	Weighted average Exercise price	Weighted average Remaining life (year)
Outstanding at December 31, 2024	5,145,943	$0.25	2.85
Grant	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2025	5,145,943	$0.25	2.10

Exercisable at September 30, 2025	5,145,943	$0.25	2.10

The intrinsic value of the warrants as of September 30, 2025, is $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.05 and $0.1469 for the Company’s common stock on September 30, 2025 and December 31, 2024, respectively.

Note 9 – Related party transactions

The Company had the following activity related to its due to related party:

	September 30,	December 31,
	2025	2024
Due on demand loan with 8% interest	$-	$5,000
Note payable	36,912	-
	$36,912	$5,000

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

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense related to related party notes of $1,650 and $0, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded interest expense related to related party notes of $744 and $0, respectively.

For the nine months ended September 30, 2025, our CEO paid operating expense of $15,247 on behalf of the Company and the Company repaid $7,058.

During the nine months ended September 30, 2025 and 2024, the Company paid Thornhill Advisory Group, Inc, a company beneficially owned by our Chief Financial Officer, $56,250 and $41,250, pursuant to the CFO Agreement (See Note 6).

During the nine months ended September 30, 2025 and 2024, the Company paid to Jose Antonio Reyes, our former Chief Executive Officer, $3,750 and $11,250, respectively (See Note 6).

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

Current Financial Condition Summary

We had a net loss of $1,159,135 for the nine months ended September 30, 2025. Additionally, we had net cash used in operating activities of $631,819 for the nine months ended September 30, 2025. At September 30, 2025, we had a working capital deficit of $3,319,663, an accumulated deficit of $8,418,501 and a stockholders’ deficit of $3,310,908, which could have a material impact on our ability to obtain needed capital.

Results of Operations

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, we had revenue from services of $0 and $217, respectively. We expect that revenues from sales of our planned products will begin during the fourth quarter of 2025, assuming we are able to obtain needed funding of approximately $10,000,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2025 and 2024, were $1,481,907 and $1,021,684 respectively. The increase of $460,223 in operating expenses during the nine months ended September 30, 2025, was primarily due to a significant increase in in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal, and an increase in research and development costs as we prepare to launch our products.

General and Administrative Expenses. The increase of $343,277 to $1,251,299 in general and administrative expenses for the nine months ended September 30, 2025, as compared to $908,022 for the nine months ended September 30, 2024, was primarily due to a significant increase in our activities relating sales and marketing as we prepare to bring our product to market, as well as the increase in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $230,608 and $113,662 in research and development expenses for the nine months ended September 30, 2025 and 2024, respectively, were incurred due to our expenditures in the development of our planned products, including the payment of product study-relate expenses.

Other Income/Expense. Total other income for the nine months ended September 30, 2025 was $322,772 as compared to other expenses of $1,628,516 for the nine months ended September 30, 2024. The decrease of $1,951,288 in total other expense during the nine months ended September 30, 2025, was primarily due to a decrease in inducement expenses associated with our extending notes payable that had reached maturity, a decrease in finance expenses and decrease in amortization of debt discount, offset by an increase in interest income and change in fair value of derivative liability.

Amortization of Debt Discount. We incurred $312,456 and $15,000 in amortization of debt discount for OID and guaranteed interest on a convertible note payable during the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 2025, was $59,203 compared to $38,612 for the nine months ended September 30, 2024.

Net Loss. We incurred a net loss of $1,159,135 for the nine months ended September 30, 2025, as compared to a net loss of $2,649,983 for the nine months ended September 30, 2024. The decrease in net loss for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase in net loss from operations of $460,223, an increase in interest expense of $20,591, increase in loss on extinguishment of debt of $117,217 and increase in amortization on debt discount of $297,456 and reduced by an increase of $6,000 in interest income, an increase in other income of $2,333 a decrease of $897,774 in inducement expenses, a change in fair value of derivative liability of $803,315 and a decrease of $677,130 in financing expenses. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2025 will be in excess of those incurred during the year ended December 31, 2024. However, we are unable to predict our actual operating expenses for all of 2025, due to the uncertainty surrounding our ability to obtain capital.

Three months ended September 30, 2025, compared to the three months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, we had revenue from services of $0 and $207, respectively. We expect that revenues from sales of our planned products will begin during the fourth quarter of 2025, assuming we are able to obtain needed funding of approximately $10,000,000, of which there is no assurance.

Operating Expenses. Total operating expenses for the three months ended September 30, 2025 and 2024, were $371,364 and $354,747 respectively. The increase in operating expenses of $16,617 during the three months ended September 30, 2025, was primarily due to a significant increase in in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal, as we prepare to launch our products, offset by an increase in research and development activities.

General and Administrative Expenses. The decrease of $21,601 to $291,046 in general and administrative expenses for the three months ended September 30, 2025, as compared to $312,647 for the three months ended September 30, 2024, was primarily due to a decrease in our activities relating sales and marketing as we prepare to bring our product to market, as well as the decrease in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The $80,318 and $41,200 in research and development expenses for the three months ended September 30, 2025 and 2024, respectively, were incurred due to our expenditures in the development of our planned products, including the payment of product study-related expenses.

Other Income/Expense. Total other income for the three months ended September 30, 2025 was $402,616 as compared to other expenses of $394,589 for the nine months ended September 30, 2024. The decrease of $197,327 in total other expense during the nine months ended September 30, 2025, was primarily due to an increase in interest income, a decrease in inducement expenses associated with our extending notes payable that had reached maturity, a decrease in finance expenses and change in fair value of derivative liability, offset by an increase in interest income and increase in amortization of debt discount.

Amortization of Debt Discount. We incurred $197,327 and $0 in amortization of debt discount for OID and guaranteed interest on a convertible note payable during the three months ended September 30, 2025 and 2024, respectively.

Interest Expense. Interest expense for the three months ended September 30, 2025, was $32,643 for the three months ended September 30, 2025 as compared to $16,815 for the three months ended September 30, 2024.

Net Loss. We earned a net income of $31,252 for the three months ended September 30, 2025, as compared to a net loss of $885,942 for the three months ended September 30, 2024. The increase in net income for the three months ended September 30, 2025, as compared to the net loss for the three months ended September 30, 2024, was primarily due to an increase of $16,824 in net loss from operations to $371,364 and reduced by an increase in interest income of $2,000, decrease in inducement expense of $377,774 and a change in amortization of debt discount of $630,856, offset by an increase in interest expense of $15,828 and an increase in amortization of debt discount of $197,327. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2025 will be in excess of those incurred during the year ended December 31, 2024. However, we are unable to predict our actual operating expenses for all of 2025, due to the uncertainty surrounding our ability to obtain capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $631,819 during the nine months ended September 30, 2025, compared to $523.983 used during the nine months ended September 30, 2024.

Net Cash Used in Investing Activities. Net cash used in investing activities was $8,755 during the nine months ended September 30, 2025, compared to $-0- during the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $637,150 during the nine months ended September 30, 2025, as compared to $459,000 provided during the nine months ended September 30, 2024. All of the cash provided by financing activities was proceeds from convertible promissory notes issued and an advance.

Liquidity and Capital Resources

September 30, 2025. At September 30, 2025, the Company had $3,317 in cash and a working capital deficit of $3,319,663 compared to $6,741 in cash and a working capital deficit of $2,378,145 at December 31, 2024. The Company does not have sufficient working capital to fund current operating expenses through the fourth quarter of 2025. The Company requires additional funds and will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Notes Payable and Convertible Promissory Notes

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of September 30, 2025. During the period ended September 30, 2025, the Company agreed to extend the maturity dates of all notes to December 31, 2025 without any penalties nor consideration. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of September 30, 2025 and December 31, 2024, the Company had outstanding Notes Payable of $1,270,009 and $1,370,000, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2024	$578,708
Proceeds (face amount of note)	750,000
Derivative liability recognized as debt discount	(953,571)
Amortization of debt discount	312,456
Balance – September 30, 2025	$687,593

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

In April and May, 2025, the Company entered into securities purchase agreements (the “SPAs”) with 7 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $650,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. If, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible with variable conversion price during the nine months ended September 30, 2025 amounted to $1,070,788, and $953,571 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $117,217 was recognized as loss on extinguishment of debt.

As of September 30, 2025 and December 31, 2024, the Company had outstanding Convertible Notes Payable of $687,593 and $578,708, respectively.

Modification and Extinguishment of Convertible Notes Payable

On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

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

Interest expense and amortization of debt discount

During the three months ended September 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $33,681 and $16,815, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense for notes payable and convertible notes of $59,203 and $16,815, respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded amortization of debt discount of $197,327 and $0, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded amortization of debt discount of $312,456 and $15,000, respectively.

Going Concern

The unaudited consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $3,319,663 at September 30, 2025, and had net loss of $1,159,135 for the nine months ended September 30, 2025, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At September 30, 2025, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recent Accounting Policies

On July 2, 2025, Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended September 30, 2025, consistent with ASC 740 and ASC 855.

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

As of the quarter ended September 30, 2025, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025
101.*	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2025	LUDWIG ENTERPRISES, INC.

	By:	/s/ Jose Antonio Reyes
Jose Antonio Reyes
Chief Executive Officer