Form 10-K
period 2025-12-31
LUDWIG ENTERPRISES, INC.
filed 2026-03-16
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-41881

Ludwig Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada	61-1133438
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8950 SW 74th Ct., Ste 2201-A149, Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

(786) 363-0166

(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LUDG	None

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $0.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2025, of $0.095) is $9,916,736.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share (being the only class of its common stock), is 162,569,807 as of March 11, 2026.

Documents Incorporated by Reference

None

LUDWIG ENTERPRISES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2025

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

PART I

Item 1. Business

In this Annual Report, “we,” “us” and “our” refer to Ludwig Enterprises, Inc.

Background

Originally incorporated in 1988, and reorganized as a Nevada corporation in 2006, Ludwig pivoted in late 2021 to focus on genomic diagnostics, following the identification of mRNA-based testing as a commercially viable opportunity. Our technology builds on advances made possible by the Human Genome Project, which enabled large-scale genomic applications, but applies a novel mRNA-based approach focused on dynamic gene expression. The company began actively pursuing its oncology diagnostics strategy in early 2022. Since that time, we have advanced our first product candidate, the Revealia™ Breast test, which we anticipate trial-launching in the second quarter of 2026.

Our Focus

Ludwig is an early-stage genomic technology company focused on developing screening tests for inflammation-related chronic diseases, including cancers. We believe we are the first to employ a non-invasive cheek swab to collect mRNA samples in quantities sufficient for analysis. Our approach seeks to enable earlier detection of inflammation-driven disease and to support personalized treatment decisions.

Our platform integrates mRNA inflammatory biomarkers, proprietary machine-learning algorithms, and at-home cheek swab collection kits designed to provide a differentiated and patient-friendly approach to cancer screening.

Chronic inflammation is implicated in a wide variety of diseases, including cardiovascular disease, stroke, cancer, diabetes, arthritis, autoimmune disorders, and neurodegenerative conditions. According to Nature Medicine (2019), more than half of all deaths worldwide are attributable to inflammation-related diseases. By addressing inflammation at the molecular level, we believe our technology may provide an early warning system for conditions that today are often detected only after substantial damage has occurred.

Our business model combines a business-to-business-to-consumer (B2B2C) strategy with partnerships through CLIA-certified laboratories. We intend to offer home collection kits directly to patients, supported by certified genetic counselors, while also enabling independent laboratories to provide the Revealia™ Breast test as a Laboratory Developed Test (LDT). Our commercialization plan is dependent on securing funding to fund additional clinical validation studies, expand laboratory infrastructure, and build distribution capabilities.

We rely on proprietary methods and intellectual property to differentiate our products. We currently have two patent families covering diagnostic tests using mRNA for identifying breast, bladder, colon, ovarian and other cancers, with filings in the United States, Europe, Australia, Canada, Israel, India, South Korea, and other jurisdictions.

Our competitive positioning is based on the use of mRNA biomarkers, which reflect active disease processes, rather than DNA-based testing that primarily identifies inherited traits. We believe this distinction positions us in a differentiated category within the broader genetic testing market.

Recent Developments

On June 5, 2025, our Board of Directors (the “Board”) received a letter of resignation from Dr. Marvin S. Hausman from his position on the Board, Dr. Hausman will remain in his position as Chief Science Officer of the Company. Dr. Hausman’s decision to resign was not due to any disagreement with the Company, the Board or any member of the Company’s management.

On June 23, 2025, the Board appointed a new independent director, Garth Lees-Rolfe, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of his death, resignation, disqualification, or removal.

On June 27, 2025, we filed a Definitive Information Statement in connection with the action by written consent of the Company’s Board of Directors and a majority of our shareholders taken without a meeting on June 16, 2025, to approve the following corporate actions: (i) to effect a reverse stock split of our outstanding shares of Common Stock between a ratio of 1- for-50 and 1-for-250 (the “Reverse Stock Split”); (ii) a change to the Company’s name from “Ludwig Enterprises, Inc.” to “Revealia Diagnostics, Inc.”; (iii) pursuant to Nevada Revised Statute (“NRS”) 78.0296, to ratify and approve all past corporate actions, including but not limited to: (a) issuances of our Common Stock as authorized by the Board, (b) reverse stock splits effected by us during 2009, 2011, and 2012, (c) appointments of the current officers and directors of the Corporation, (d) any and all other defective or irregular corporate actions undertaken by us, our officers, directors, and beneficial holders; (iv) pursuant to NRS 78.0296, to ratify and approve all past corporate actions, including but not limited to: (a) the reverse stock splits effected by us in 2009, 2011, and 2012; (b) the formation and issuance of our convertible preferred stock on December 13, 2022, and July 1, 2022; (c) any subsequent corporate actions of the holders of our outstanding preferred stock; (d) any additional defective corporate actions carried out by the Corporation’s officers, directors, and beneficial holders; and (v) the filing of Amended and Restated Articles of Incorporation of the Company (the “Amended and Restated Articles”), pursuant to NRS Section 78.403 and consistent with NRS 78.385 and 78.390 (collectively (i), (ii), (iii), (iv), and (v) are the “Corporate Actions”).

On July 24, 2025, Charles T. Todd Jr. resigned as Chief Executive Officer of Ludwig Enterprises, Inc. (the “Company”), effective 30 days following the notification date (i.e. effective August 23, 2025). Mr. Todd’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On September 5, 2025, the Board appointed a new independent director, Corain McGinn, to hold office until the earlier of the expiration of the term of office, a successor is duly elected and qualified, or the earlier of his death, resignation, disqualification, or removal.

On October 1, 2025, the Board appointed Jose Antonio Reyes to the position of Interim CEO to hold such office until the Board appoints a permanent Chief Executive Officer or until his earlier resignation or removal.

Company Overview

Ludwig is an early-stage genomic technology company focused on developing screening tests for inflammation-related chronic diseases, including cancers. We believe we are the first to employ a non-invasive cheek swab to collect mRNA samples in quantities sufficient for analysis. Our approach seeks to enable earlier detection of inflammation-driven disease and to support personalized treatment decisions.

Originally incorporated in 1988, and reorganized as a Nevada corporation in 2006, Ludwig pivoted in late 2021 to focus on genomic diagnostics, following the identification of mRNA-based testing as a commercially viable opportunity. Our technology builds on advances made possible by the Human Genome Project, which enabled large-scale genomic applications, but applies a novel mRNA-based approach focused on dynamic gene expression. The company began actively pursuing its oncology diagnostics strategy in early 2022. Since that time, we have advanced our first product candidate, the Revealia™ Breast test, which we anticipate trial-launching in the second quarter of 2026.

Our platform integrates mRNA inflammatory biomarkers, proprietary machine-learning algorithms, and at-home cheek swab collection kits designed to provide a differentiated and patient-friendly approach to cancer screening.

Our business model combines a business-to-business-to-consumer (B2B2C) strategy with partnerships through CLIA-certified laboratories. We intend to offer home collection kits directly to patients, supported by certified genetic counselors, while also enabling independent laboratories to provide the Revealia™ Breast test as a Laboratory Developed Test (LDT). Our commercialization plan is dependent on securing funding to fund additional clinical validation studies, expand laboratory infrastructure, and build distribution capabilities. See “Commercialization Model” and “Government Regulation” for additional information.

We rely on proprietary methods and intellectual property to differentiate our products. We currently have two patent families covering diagnostic tests using mRNA for identifying breast, bladder, colon, ovarian and other cancers, with filings in the United States, Europe, Australia, Canada, Israel, India, South Korea, and other jurisdictions. For additional information, see “Intellectual Property.”

Our competitive positioning is based on the use of mRNA biomarkers, which reflect active disease processes, rather than DNA-based testing that primarily identifies inherited traits. We believe this distinction positions us in a differentiated category within the broader genetic testing market. See “Competition.”

Ludwig is headquartered in Miami, Florida, with operations currently limited to the United States. While our commercial focus is domestic in the near term, we have filed international patent applications and may pursue opportunities outside the U.S. in the future.

Additional information regarding our products, technology, commercialization plans, competition, intellectual property and regulatory considerations is set forth below.

All testing is intended to be conducted under CLIA/CAP oversight. Our tests have not been cleared or approved by the U.S. Food and Drug Administration (FDA). See “Government Regulation.”

Industry Background and Market Opportunity

Chronic diseases remain the leading cause of death and disability worldwide. Conditions such as cardiovascular disease, stroke, cancer, diabetes, arthritis, autoimmune disorders, and neurodegenerative diseases account for the majority of healthcare costs and contribute to declining quality of life. According to Nature Medicine (2019), more than half of all deaths worldwide are attributable to inflammation-related diseases.

These findings underscore inflammation as an important diagnostic and therapeutic target, including its role in cancer development through the tumor microenvironment, where immune and inflammatory signals can promote tumor initiation and progression.

At the same time, healthcare is shifting toward a more proactive, preventive, and personalized approach. Many diseases are still detected only after irreversible damage has occurred, resulting in higher costs and poorer outcomes. This shift highlights the unmet need for tools that can identify disease processes earlier and support individualized treatment decisions.

Market Opportunity

According to Grand View Research’s 2025 report1, the U.S. breast cancer diagnostics market is projected to reach approximately $4.5 billion by 2033, growing at a CAGR of 8.21% from 2025 to 2033. According to the American Cancer Society, breast cancer is the most commonly diagnosed cancer in the United States, with an estimated 317,000 new cases in 2025. According to Global Market Insights, the U.S. cancer diagnostics market was valued at approximately $63.1 billion in 2025 If validated and successfully commercialized, we believe our tests could enable us to participate in these markets.

The following figures2,3,4,5 summarize selected estimates regarding the size of the cancer diagnostics market and the incidence of common cancer types in the United States and globally, based on publicly available industry and epidemiological data. These estimates are provided for context and do not represent forecasts of our future performance.

●	~$2.4 Billion – Estimated value of the U.S. Breast Cancer market in 2025

●	~$5 Billion – Estimated value of the Global Breast Cancer market growing at a CAGR of 7.6%

●	$148.2 Billion – Forecasted US Total Cancer Diagnostic Market by 2035 growing at a CAGR of 8.6%

●	$408.9 Billion – Forecasted Global Total Cancer Diagnostic Market by 2035 growing at a CAGR of 9.1%

[1]	U.S. Breast Cancer Diagnostics Market (2025 - 2033). (2025). Grand View Research. Retrieved January 8, 2026, from https://www.grandviewresearch.com/industry-analysis/us-breast-cancer-diagnostics-market-report

[2]	Straits Research Private Limited - Garner Insights. (2024, September 30). Breast cancer diagnostics market to worth USD 9.65 billion by 2033: With 7.62% CAGR. GlobeNewswire News Room. https://www.globenewswire.com/news-release/2024/09/30/2955565/0/en/Breast-Cancer-Diagnostics-Market-to-Worth-USD-9-65-Billion-By-2033-With-7-62-CAGR.html

[3]	Faizullabhoy , M., & Wani, G. (2025, December). Cancer diagnostics market size & share, growth analysis 2035. Global Market Insights Inc. https://www.gminsights.com/industry-analysis/cancer-diagnostics-market

[4]	U.S. Breast Cancer Diagnostics Market (2025 - 2033). (2025). Grand View Research. Retrieved January 8, 2026, from https://www.grandviewresearch.com/industry-analysis/us-breast-cancer-diagnostics-market-report

[5]	American Cancer Society. Cancer Facts & Figures 2025. Atlanta: American Cancer Society; 2025

Survival outcomes highlight the importance of earlier detection. According to the American Cancer Society6, and as illustrated in the accompanying graph, the five-year survival rate for localized breast cancer, in which the disease has not spread beyond the initial site, exceeds 99%. For regional breast cancer, wherein the disease has spread to nearby lymph nodes or structures, the five-year survival rate declines to approximately 87%. For distant breast cancer, wherein the disease has metastasized to organs such as the lungs, liver, or bones, the five-year survival rate is approximately 32%. These differences underscore the potential clinical benefit of tools that may identify disease earlier in its course.

[6]	The American Cancer Society. (2025, January 16). Survival rates for breast cancer. American Cancer Society. https://www.cancer.org/cancer/types/breast-cancer/understanding-a-breast-cancer-diagnosis/breast-cancer-survival-rates.html

Despite an improvement in attitudes toward early screening, gaps still remain in early detection. As reflected in national survey data reported by the Centers for Disease Control and Prevention, National Center for Health Statistics7 (see chart below), nearly 80% of U.S. women aged 50–74 report having had a mammogram within the prior two years, yet breast cancer continues to be the most commonly diagnosed cancer. This underscores the unmet need for complementary diagnostic tools that can identify disease processes earlier and more accurately. We believe that through the launch of our more convenient, non-invasive Revealia™ Breast test, we can help to close these gaps.

[7]	Sabatino SA, Thompson TD, Croswell JM, Villarroel MA, Rodriguez JL, Adam EE, et al. Use of Cancer Screening Tests, United States, 2023. Prev Chronic Dis 2025;22:250139. DOI: http://dx.doi.org/10.5888/pcd22.250139

Current genetic testing methods, such as DNA-based assays, provide information on inherited risk but are limited in their ability to capture real-time disease activity. Messenger RNA (mRNA), by contrast, reflects active gene expression within living cells and provides a dynamic, real-time snapshot of biological processes. Peer-reviewed studies have shown that changes in mRNA expression correlate with disease onset and progression. We believe this makes mRNA a valuable diagnostic target.

By measuring variations in mRNA levels, it may be possible to identify early indicators of disease activity that DNA testing alone cannot reveal. Our approach is designed to harness this principle through a non-invasive cheek swab collection method and proprietary machine-learning algorithms that analyze mRNA signatures associated with chronic inflammation and cancer. In parallel, consumer demand for healthcare is shifting toward models that emphasize greater patient control, transparency, and convenience. Following the COVID-19 pandemic, surveys indicate that many health-conscious individuals are seeking science-backed solutions that also provide a more streamlined experience, such as at-home collection and digital result access. We believe these trends support our business-to-business-to-consumer (B2B2C) commercialization strategy, which emphasizes institutionally enabled access to convenient, at-home testing experiences.

Survey research further suggests that consumers are receptive to genetic testing when actionable health insights are offered. In one study undertaken by YouGov8, 65% of adults indicated they would take a DNA test if it could provide meaningful information about their risk of developing a serious health condition (See chart below). The results indicate that participants’ perceived risk of disease would drive interest in genetic testing and screening. We believe this willingness to engage supports adoption of at-home genomic diagnostics.

[8]	Orth, T. (2022, February 25). DNA tests: Many Americans report surprises and new connections. YouGov. https://today.yougov.com/society/articles/41232-dna-tests-many-americans-report-surprises-and-new-

Disclaimer: The use of mRNA as a diagnostic tool described here is investigational. Our tests have not been cleared or approved by the U.S. Food and Drug Administration (FDA). See “Government Regulation.”

Products and Services

Lead Product Candidate: Revealia™ Breast

Our initial product candidate is the Revealia™ Breast test, a non-invasive cheek swab assay designed to detect molecular signatures in mRNA expression associated with the presence of breast cancer. Samples are collected by patients at home using a proprietary kit and analyzed with our 48-gene inflammatory biomarker panel. Results are interpreted through ensemble machine-learning algorithms developed by the company.

We intend the Revealia™ Breast test to serve as a screening tool that may indicate whether an individual should undergo further diagnostic evaluation. The test is not designed to provide a definitive diagnosis. The test is intended to be used as an aid to risk assessment and to inform whether further diagnostic evaluation may be warranted. We anticipate initially offering the test as a Laboratory Developed Test (LDT) performed in CLIA-certified, CAP-accredited laboratories.

To date, we have completed preliminary clinical and analytical validation studies as part of an ongoing, multi-site Institutional Review Board–approved research program, using our 48-gene inflammatory biomarker panel for analysis. Subject to successful validation and the availability of funding, we anticipate a trial launch of the Revealia™ Breast test in 2026.

We plan to support consumers with access to certified genetic counselors, who can provide education and guidance regarding test results in coordination with their healthcare providers. All testing is intended to be conducted in CLIA-certified, CAP-accredited laboratories. Our tests have not been cleared or approved by the U.S. Food and Drug Administration (FDA). See “Government Regulation.”

Preliminary Clinical and Analytical Validation

We have conducted preliminary clinical and analytical validation studies as part of an ongoing, multi-site Institutional Review Board–approved research program evaluating mRNA-based biomarkers associated with inflammation-related cancers. To date, more than 3,000 patient samples have been collected across more than 40 U.S. clinical sites, encompassing both cancer-positive and non-cancer control populations across multiple cancer types, including breast, bladder, and colorectal cancer.

As of the most recent completed analyses, a subset of 345 patient samples has been analyzed using our proprietary 48-gene inflammatory biomarker panel and ensemble machine-learning algorithms. Within this analyzed subset, 249 samples were evaluated for breast cancer, including 136 samples from patients with confirmed breast cancer diagnoses and 113 samples from patients without breast cancer serving as controls. All results were validated against confirmed clinical diagnoses.

Based on these preliminary analyses, our ensemble approach achieved sensitivity of approximately 92%, specificity of 54%, negative predictive value of 86%, and an area under the curve (AUC) of 76%. In addition, the validation studies demonstrated an F1-score of 77.6%, reflecting a favorable balance between recall and precision. These results compare favorably to published benchmarks for mammography.

Extensive IRB Dataset with Peer-Reviewed* Results

Clinical Validation Progress

Ongoing multi-site IRB study

●	3,000+ patient samples collected across 40 clinical sites

●	345 samples analyzed to date

●	Includes both cancer-positive and non-cancer (control) patients

●	Covers bladder, breast, and colorectal

Phase 1: Breast Cancer Cohort

Of the 345 samples analyzed to date, 249 were tested for breast cancer:

●	113 without breast cancer (controls)

●	136 with confirmed breast cancer

All results validated against confirmed clinical diagnoses

Validated Clinical Performance

Tests showed that Revealia:

●	Enables breast cancer detection with ~92% sensitivity

Rules out breast cancer with ~86% negative predictive value

Next Steps

●	Continued metadata analysis across the breast cancer cohort

●	Additional insights shared as validation progresses

Definition of validated performance metrics: Sensitivity is how good the test is at not missing cancer when it’s really there. If 100 people actually have cancer, and the test finds 92 of them, that’s 92% sensitivity. Negative Predictive Value (NPV) is how reliable a negative result is. If 100 people truly do not have cancer and 86 of them test negative, that’s an 86% negative predictive value.

We intend to continue expanding validation through additional observational analyses and planned studies enrolling approximately 600 patients across breast, lung, ovarian, and pancreatic cancers. Institutional Review Board approval has been obtained, and these studies are expected to begin within six months. These studies are designed to incorporate AJCC staging criteria and associated clinical metadata.

These results are from preliminary validation studies and have not been reviewed or approved by the U.S. Food and Drug Administration (FDA). All testing is intended to be conducted in CLIA-certified, CAP-accredited laboratories. See “Government Regulation.”

Pipeline Expansion

Building on the same technology, we are developing additional assays using our mRNA biomarker panel and machine-learning platform. These candidates target other cancers where early detection is critical and current screening methods are limited. Our pipeline includes tests in development for lung, ovarian, and pancreatic cancers, which were selected based on the prevalence of inflammation-related pathways in their disease biology and the significant unmet need for accessible, non-invasive screening options. We believe the same cheek-swab–based sample collection and analytic approach used in the Revealia™ Breast test can be adapted to detect molecular signatures associated with these cancers.

The following timeline illustrates our anticipated sequencing for evaluating and introducing our tests for additional cancer indications, subject to clinical validation, regulatory considerations, and available funding.

Beyond oncology, emerging evidence suggests our platform may also be applicable to inflammation-driven conditions such as cardiovascular disease, neurodegenerative disorders including Alzheimer’s and Parkinson’s disease, and metabolic diseases such as diabetes. We intend to evaluate these areas as longer-term opportunities, subject to validation.

All pipeline products, if validated, will be offered as Laboratory Developed Tests (LDTs) performed in CLIA-certified, CAP-accredited laboratories. Our tests have not been cleared or approved by the U.S. Food and Drug Administration (FDA). See “Government Regulation.”

Technology Platform

Our technology platform integrates three key components: non-invasive sample collection, genomic analysis, and machine learning–based interpretation. Together, these elements are designed to provide a scalable system for early detection across multiple disease areas.

mRNA-Based Signal Analysis

Genomic diagnostic approaches differ based on the biological signals they measure. DNA-based assays primarily identify inherited genetic variants or tumor-derived DNA fragments and typically require sufficient tumor burden for reliable detection9. Messenger RNA (mRNA), by contrast, reflects active gene expression and immune-response signaling within living cells, and cell state is commonly characterized through transcriptomic (mRNA) profiles10. Changes in mRNA expression can occur as cells respond dynamically to inflammatory and oncogenic processes associated with disease development11.

Our platform analyzes mRNA expression patterns captured from oral epithelial cells to identify biomarker signatures associated with inflammation-related cancers. This biological approach is intended to support detection based on real-time cellular activity rather than static genetic alterations.

Sample Collection

Patients collect samples at home using a proprietary cheek swab kit designed for ease of use and stability in transport. Cheek swabs provide access to messenger RNA (mRNA) in sufficient quantity to enable analysis of inflammatory gene expression patterns.

Biomarker Analysis

The collected samples are analyzed with our proprietary 48-gene inflammatory biomarker panel using next-generation sequencing methods. This panel was selected based on prior research demonstrating the involvement of inflammatory signaling pathways in cancer and other chronic diseases.

Machine Learning Algorithms

Data from the biomarker panel are processed using ensemble machine-learning models. During development, we evaluated multiple classification approaches, including random forests, logistic regression, and gradient boosting, before adopting a probability-weighted ensemble model that improved predictive performance. To optimize biomarker selection, we conducted an exhaustive evaluation of approximately 12.2 million permutations of our 48-gene panel. This process yielded a six-gene classifier that demonstrated favorable sensitivity, specificity, and balanced performance metrics in distinguishing breast cancer cases from controls. This six-gene classifier represents a proprietary breast cancer–specific mRNA signature derived from our broader 48-gene inflammatory biomarker panel. These algorithms are designed to generate a predictive index by integrating multiple classifiers to improve sensitivity and specificity.

[9]	Han, X., Wang, J., & Sun, Y. (2017, April 17). Circulating tumor DNA as biomarkers for cancer detection. Genomics, proteomics & bioinformatics. https://pmc.ncbi.nlm.nih.gov/articles/PMC5414889

[10]	Marr, C., Zhou, J. X., & Huang, S. (2016, May 23). Single-cell gene expression profiling and cell state dynamics: Collecting data, correlating data points and connecting the dots. Current opinion in biotechnology. https://pmc.ncbi.nlm.nih.gov/articles/PMC5130334/

[11]	Greten, F. R., & Grivennikov, S. I. (2019, July 16). Inflammation and cancer: Triggers, mechanisms, and consequences. Immunity. https://pmc.ncbi.nlm.nih.gov/articles/PMC6831096

Integrated Platform

Collectively, the sample collection process, biomarker analysis, and algorithmic interpretation form a platform that can be adapted to multiple indications. While our initial focus is oncology, the architecture is intended to extend to other conditions where inflammation plays a central role, including cardiovascular, autoimmune, and neurodegenerative diseases.

All testing described in this section is intended to be conducted in CLIA-certified, CAP-accredited laboratories. Our technology platform has not been cleared or approved by the U.S. Food and Drug Administration (FDA) as an LDT. See “Government Regulation.”

Commercialization Model

We intend to introduce the Revealia™ Breast test through a phased commercialization model. Subject to funding and validation, we anticipate an initial trial launch in early 2026.

Commercialization Strategy and Payer Alignment

Our commercialization strategy is informed by prior successful diagnostic launch models that combined early clinical validation, engagement with healthcare providers and healthcare systems, payer engagement, and phased expansion across distribution channels. In particular, we plan to adapt elements of the go-to-market strategy used by Cologuard®, specifically Cologuard’s approach of introducing their screening test through clinically mediated access and payer alignment prior to broader national adoption. While we believe that we have the potential to achieve market penetration with this strategy, we can make no assurances that our approach will be successful.

We believe this approach supports earlier revenue generation, accelerates the accumulation of real-world clinical data, and aligns adoption incentives among providers, employers, and payers. Under this model, we intend to pursue a multi-channel distribution strategy that includes business-to-business-to-consumer (B2B2C) relationships, employer and captive insurer partnerships, and, over time, broader third-party payer coverage.

In November 2025, Abbott announced a definitive agreement to acquire Exact Sciences Corporation, the developer of Cologuard®, for approximately $21 billion12. We believe this transaction underscores the strategic value that large healthcare companies place on scalable, early detection diagnostic platforms with established payer relationships. While we believe that we have the potential to achieve market penetration with this strategy, we can make no assurances that our approach will be successful.

B2B2C Fulfillment and At-Home Testing

Access to the Revealia™ Breast test is intended to be enabled primarily through business-to-business-to-consumer (B2B2C) channels, including healthcare providers, employer and captive insurer partnerships, and other clinically affiliated access points. Under this model, tests are expected to be made available through institutionally enabled ordering pathways rather than direct retail purchase once a test is ordered through these channels, patients will receive an at-home collection kit for sample self-collection.

We intend to support this model through an operational infrastructure that enables kit fulfillment, sample return, and results delivery. Patients will collect samples at home using a proprietary cheek-swab kit and return them to a CLIA-certified, CAP-accredited laboratory for analysis. Patients will have access to certified genetic counselors to review test results, either directly or in coordination with their healthcare providers, as appropriate, and we expect these counseling services to be integrated into the ordering and results workflow rather than provided solely through general awareness or education initiatives.

[12]	Exact Sciences, Inc. (2025, November 20). Abbott to acquire Exact Sciences, a leader in large and fast-growing cancer screening and precision. Abbott to acquire Exact Sciences, a leader in large and fast-growing cancer screening and precision | Exact Sciences. https://www.exactsciences.com/newsroom/press-releases/abbott-to-acquire-exact-sciences-a-leader-in-large-and-fast-growing-cancer-screening-and-precision

We plan to rely on third-party logistics providers to assemble and distribute at-home test kits rather than manufacturing or distributing them internally. This approach is intended to limit capital investment but subjects us to risks related to quality control, supply chain disruptions, and contractual performance by third-party vendors.

We also intend to maintain a digital ordering and telemedicine infrastructure to support test fulfillment, genetic counseling, and provider follow-up. These systems are designed to support scalable at-home testing as part of a clinically informed and institutionally enabled distribution model rather than consumer-led demand generation.

Laboratory Partnerships

As part of our commercialization strategy, we plan to partner with independent CLIA-certified, CAP-accredited laboratories that have established physician sales channels and reimbursement relationships.

Clinical samples are currently processed by GIA, a CLIA-certified laboratory with whom we have an existing agreement. Because operation through a CLIA and CAP-accredited laboratory is a crucial requirement for commercialization, we are prioritizing the expansion of this capacity and securing additional certifications as forthcoming milestones.

Under this model, these laboratories may perform the Revealia™ Breast test as a Laboratory Developed Test (LDT) using our proprietary algorithm, or they may elect to send patient samples to our affiliated laboratory for testing and reporting. This channel is intended to broaden physician adoption and create early opportunities for reimbursement.

Awareness and Community Engagement

To sustain adoption across both consumer and physician channels, we intend to engage medical advisors, patient advocacy groups, and professional organizations to provide education and promote awareness of our tests. We may also explore partnerships with telehealth and digital health marketplaces to further extend access. In addition, we may implement digital engagement tools, such as waitlists or educational newsletters, to capture prospective customers not yet ready to purchase, thereby supporting long-term adoption.

Reimbursement Pathway

Over time, our commercialization strategy will increasingly depend on securing reimbursement from commercial insurers and public payors once sufficient validation data are available and published in peer-reviewed journals. We believe coverage and reimbursement will be a key driver of long-term adoption.

Economic data illustrate the cost implications of cancer stage at diagnosis. One study found that average costs per patient in the year following diagnosis were approximately $60,000 for stage 0 breast cancer, compared to nearly $135,000 for stage IV disease13, as illustrated in the graph below. These differences reflect the higher resource utilization and treatment intensity associated with late-stage disease. If validated, the ability of our test to help shift detection toward earlier stages could align with payer incentives to manage costs while improving patient outcomes.

[13]	Mariotto, A. B., Yabroff, K. R., Shao, Y., Feuer, E. J., & Brown, M. L. (2011, January 19). Projections of the cost of cancer care in the United States: 2010-2020. Journal of the National Cancer Institute. https://pmc.ncbi.nlm.nih.gov/articles/PMC3107566

Accordingly, the long-term success of our commercialization strategy will depend on achieving reimbursement coverage, publishing peer-reviewed data, and expanding our laboratory network. We intend to pursue Clinical Laboratory Improvement Amendments (CLIA) certification and College of American Pathologists (CAP) accreditation for partner laboratories, while continuing to build awareness through digital marketing, educational outreach, and physician engagement.

All commercialization activities are expected to take place in CLIA-certified, CAP-accredited laboratories. Our tests have not been cleared or approved by the U.S. Food and Drug Administration (FDA). See “Government Regulation” and “Risk Factors—Risks Related to Commercialization.”

Business Model and Revenue Streams

Our anticipated revenue will be derived from the commercialization of our Laboratory Developed Tests (LDTs), beginning with the Revealia™ Breast test. We expect to employ a multi-channel model that prioritizes business-to-business-to-consumer (B2B2C) relationships, partnerships with employers, captive insurers, and, over time, coverage and reimbursement from commercial and public payors.

 Our commercialization strategy is designed to support a phased and risk-managed launch, leveraging CLIA-certified, CAP-accredited laboratory oversight under the current laboratory developed test (LDT) regulatory framework. We are targeting an initial commercial launch beginning in the second quarter of 2026. The planned multi-channel approach is intended to diversify revenue sources and mitigate customer acquisition risk by engaging multiple institutionally enabled access pathways. In addition, the ability for at-home sample collection is expected to facilitate real-world data generation that may support future payer engagement and coverage discussions.

Consumer-Paid Testing

In the near term, we may offer collection kits on a consumer-paid basis in circumstances where a test is ordered through institutionally enabled pathways, including our business-to-business-to-consumer (B2B2C) channels or other clinically affiliated access points. Under this model, a healthcare provider or other affiliated channel would facilitate access to the test, and the patient would pay out-of-pocket at the time of order in cases where insurance coverage or reimbursement is not available. Each kit will include sample collection materials and return shipping to a CLIA-certified, CAP-accredited laboratory for analysis.

Revenue may be generated on a per-test basis, with patients paying out-of-pocket at the time of order in cases where insurance coverage is not available. Payment is expected to cover the collection kit, laboratory analysis, and associated reporting services. We also plan to provide access to certified genetic counselors to support patient understanding of test results, which may be included in the purchase price. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding revenue recognition.

Laboratory Partnerships

In parallel, we expect to establish agreements with independent CLIA-certified, CAP-accredited laboratories that already maintain physician sales channels and insurance reimbursement relationships. Under this model, revenue may be generated either through per-test licensing of our proprietary algorithms, allowing partner laboratories to generate test results locally, or through testing services performed in our affiliated laboratory on samples referred by partner laboratories. This channel is intended to support clinically affiliated adoption and payer engagement within our broader B2B2C commercialization strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of cost considerations related to this model.

Clinically Affiliated and Institutional Distribution

Our business-to-business-to-consumer (B2B2C) strategy emphasizes institutional and clinically affiliated distribution through healthcare providers and affiliated organizations that serve as trusted access points for patients. Under this model, access to the test is expected to be facilitated through clinically affiliated. Patients may be introduced to the test in connection with an in-person clinical encounter, a telemedicine consultation, or other provider-enabled access point, depending on the specific distribution channel.

In this model, hospitals, cancer centers, physician networks, or other clinically affiliated partners introduce the test within established care pathways by incorporating it into existing clinical workflows, referral processes, or provider-supported ordering systems, supporting adoption at scale through clinical validation and workflow integration. We do not currently intend for the test to be purchased directly by consumers at retail pharmacies or stores without clinical or institutional involvement

This approach positions the test as a clinically informed decision-support tool rather than a consumer wellness product. Consistent with this strategy, we expect digital ordering and telemedicine capabilities to support provider-facilitated ordering, patient education, and follow-up.

Operationalizing Institutional Scale

Financially, this model is expected to transform revenue from transactional and unpredictable to contracted and recurring. Instead of managing thousands of individual customer relationships, the sales motion targets high-volume organizational accounts—such as accredited cancer programs or large specialty clinics—where a single Master Service Agreement (MSA) can unlock access to thousands of eligible patients annually. This structure is aimed at significantly lowering the marginal cost of customer acquisition (CAC) over time and builds a defensive market “moat” through deep integration into clinical workflows and electronic health records, ensuring long-term usage driven by medical guidelines rather than consumer trends.

Additional Commercial Pathways

We may also pursue white-label arrangements with commercial laboratories and collaborations with clinically affiliated or institutionally enabled health platforms. Under these models, our tests could be offered under partner branding while utilizing our proprietary biomarker panel and algorithms. These additional pathways are designed to diversify revenue opportunities and extend market reach in a manner consistent with our B2B2C distribution strategy.

Third-Party Reimbursement

Over time, we plan to pursue coverage and reimbursement from captive insurers, commercial insurers and public health programs. We believe reimbursement will be a critical driver of adoption among physicians and patients. Until reimbursement is secured, test adoption may be constrained by patients’ willingness and ability to pay out-of-pocket. We expect test volumes and revenue to increase materially if and when coverage is obtained, although reimbursement rates may be lower than out-of-pocket pricing. Accordingly, the timing and scope of reimbursement approvals will significantly influence our revenue trajectory. See “Risk Factors—Risks Related to Reimbursement and Coverage.”

Future Opportunities

Beyond oncology, our technology platform may enable the development of additional LDTs for other inflammation-driven diseases. If validated, these products would follow the same revenue model described above. We may also explore opportunities to license our biomarker panels and machine-learning algorithms for use in pharmaceutical research and development. Longer-term, we intend to develop a proprietary mRNA Inflammatory Index™ database, which may have applications in pharmaceutical R&D and drug development programs, creating potential partnership and licensing opportunities. We have not entered into any such agreements to date.

All testing is intended to be conducted in CLIA-certified, CAP-accredited laboratories. Our tests have not been cleared or approved by the U.S. Food and Drug Administration (FDA). See “Government Regulation.”

Intellectual Property

Our ability to compete effectively depends in part on protecting the proprietary aspects of our technology. Because many of our competitors are larger and better funded, we rely on intellectual property rights to safeguard our diagnostic methods, machine-learning algorithms, and branding, and to create barriers to entry in a competitive market.

We seek to protect our technology through a combination of patents, trade secrets, trademarks, and proprietary algorithms. Our intellectual property portfolio includes two patent families covering diagnostic tests using mRNA for identifying breast, bladder, colon, and other cancers, with filings in the United States, Europe, Australia, New Zealand, Canada, Israel, India, and South Korea. A second family is still in the international stage and is expected to be published in September 2025. These applications include both composition-of-matter and method claims related to our biomarker panels. If granted, our earliest patents are expected to expire in 2039, subject to any patent term extensions. As of the date of this annual report, all of our patent applications are pending.

We have filed US provisional and international patent applications, including PCT Patent Application PCT/US202/064751, which covers our proprietary 48-gene inflammatory mRNA biomarker panel and its diagnostic use with buccal (cheek) swab-derived samples forming the basis of the Revealia™ Breast assay. This application claims the benefit of (a) U.S. Provisional Application No. 63/376,400, filed September 20, 2022 and (b) U.S. Provisional Application No. 63/500,901, filed May 8, 2023.

Our patent portfolio also includes applications directed to methods and systems for buccal swab sample collection, sample processing, and integration of mRNA data with our biomarker panels for diagnostic analysis.

In addition, we have filed provisional patent applications covering improvements to buccal swab sampling technologies and related collection protocols intended to enhance the performance of mRNA-based molecular testing.

As with all early-stage companies in our field, the scope and validity of our intellectual property rights are subject to uncertainty. Patent applications may not issue, issued patents may be challenged, circumvented, or invalidated by third parties, and the claims of any patents that do issue may not provide sufficient protection against competitors.

We also rely on confidential know-how and proprietary software, including machine-learning algorithms used to analyze mRNA expression data. We take measures to protect these trade secrets through confidentiality agreements, internal policies, and technical safeguards.

We use the trademark Revealia™ in connection with our products and have filed applications for its protection in the United States and select foreign jurisdictions.

We do not currently rely on any material in-licensed intellectual property from third parties.

Regulatory Environment

Our operations are subject to extensive regulation at the federal, state, and international levels. Compliance with these frameworks is essential to our ability to develop, commercialize, and obtain reimbursement for our products. The principal areas of regulation include laboratory oversight, reimbursement-related rules, data protection, and international frameworks.

Laboratory-Developed Tests (LDTs)

We intend to commercialize our assays as Laboratory-Developed Tests (LDTs) performed in Clinical Laboratory Improvement Amendments (CLIA)-certified and College of American Pathologists (CAP)-accredited laboratories. The Food and Drug Administration (FDA) has historically exercised enforcement discretion with respect to most LDTs, meaning such tests are generally not subject to premarket review or approval. However, the FDA has asserted authority over LDTs, and legislative or regulatory changes could result in heightened oversight, including requirements for premarket clearance or approval, post-market surveillance, or quality system compliance.

As commonly understood, LDT status contemplates development and use within a single CLIA laboratory certificate and may be affected if test components or performance are distributed across multiple sites or third parties. In addition, ordering and availability may be limited by state law and payer policy and generally require a valid order from an authorized healthcare professional rather than direct-to-consumer access. Changes in federal or state requirements, or in FDA enforcement policies regarding LDTs, could require us to modify our operating model or seek additional clearances. See “Risk Factors–Risks Related to Government Regulation.”

CLIA and CAP Oversight

All laboratories performing our tests must be certified under CLIA, which establishes quality standards for laboratory testing to ensure accuracy, reliability, and timeliness of patient results. In addition, we intend for our own and partner laboratories to be accredited by CAP, which imposes more stringent requirements than CLIA in certain areas. Operating through a CLIA and CAP-accredited laboratory is essential to our commercialization strategy, and securing and maintaining this accreditation is a forthcoming milestone for our business. Failure by any laboratory performing our tests to maintain CLIA certification or CAP accreditation could cause disruption in our business.

Reimbursement-Related Regulations

If we seek reimbursement from government payors such as Medicare or Medicaid, or from commercial insurers, our business will be subject to additional regulation by the Centers for Medicare & Medicaid Services (CMS) and comparable state agencies. In connection with reimbursement, we will also be subject to various federal and state healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the Stark Law, the False Claims Act, and similar laws that impose liability for improper billing, payments, or inducements related to healthcare services. Compliance with these rules will be critical to our ability to obtain and retain coverage and reimbursement for our tests.

Patient Privacy and Data Protection

We are subject to federal and state laws governing the privacy and security of health information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act. HIPAA and HITECH establish standards for the use, disclosure, and safeguarding of protected health information and impose breach notification requirements. At the state level, various laws impose additional requirements, such as the California Consumer Privacy Act (CCPA). If we expand to collect or process patient data outside the United States, we will become subject to international data protection laws, including the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s Data Protection Act. These frameworks impose strict requirements on the collection, use, and transfer of personal data, including genetic data, and provide for significant penalties in the event of noncompliance.

International Regulation

If we expand our operations internationally, we will become subject to regulation by agencies outside the United States, such as the European Medicines Agency (EMA), the UK Medicines and Healthcare products Regulatory Agency (MHRA), and comparable national authorities in other jurisdictions. These agencies regulate the development, commercialization, and marketing of diagnostic tests and may impose requirements that differ materially from those in the United States.

Other Healthcare and Environmental Regulation

Our operations are subject to additional federal and state healthcare regulations, including laws relating to physician referrals, clinical research, and informed consent. In addition, we must comply with federal, state, and local laws relating to the disposal of medical and hazardous waste generated in the course of our laboratory operations. Failure to comply with these requirements could result in civil or criminal penalties, reputational harm, or restrictions on our operations.

Summary

The regulatory landscape governing LDTs and genetic testing continues to evolve. Changes in the interpretation or enforcement of existing laws, the adoption of new laws or regulations, or the expansion of existing regulatory requirements could materially impact our business. See “Risk Factors—Risks Related to Government Regulation.”

Competitive Environment

The market for cancer diagnostics is highly competitive and rapidly evolving. In addition to specialty diagnostics companies, we may also face competition from large clinical laboratories, academic research institutions, and technology companies that could develop or commercialize cancer diagnostic tests.

Many of these entities have significantly greater financial, technical, and commercial resources than we do, as well as established relationships with healthcare providers and payors. Indirect competition may also arise from consumer genetic testing companies, such as 23andMe, which have established brands and direct-to-consumer distribution channels, though their products are not currently designed for cancer screening.

Key competitors in oncology diagnostics include:

●	Natera, Inc., a global genetic testing company whose flagship product Signatera™ is a personalized circulating tumor DNA assay used for minimal residual disease detection and monitoring. Natera competes on the basis of clinical validation, sensitivity, regulatory engagement, and established adoption among oncologists.

●	Guardant Health, Inc., which markets the FDA-approved Shield™ blood-based assay for colorectal cancer screening in average-risk adults. Guardant competes through regulatory clearance, established laboratory infrastructure, and broad market access.

●	Exai Bio, Inc., a private company developing an oncRNA + AI–based early detection platform across multiple cancers. While their tests remain in validation, Exai competes on RNA biomarker innovation, breadth of coverage, and AI analytics.

●	Exact Sciences Corporation, which offers Cologuard Plus™, an FDA-approved stool-based DNA assay for colorectal cancer screening, and Oncotype DX® tissue-based genomic tests. Cologuard Plus™ requires collection of a stool sample for laboratory analysis and is intended for colorectal cancer screening rather than multi-cancer or breast cancer detection. Exact Sciences competes through regulatory approvals, reimbursement coverage, and large-scale commercial infrastructure.

●	GRAIL, Inc., developer of the Galleri® blood-based circulating tumor DNA (cfDNA) assay for multi-cancer early detection, offered as an LDT in the United States. Galleri® requires a clinical blood draw and analyzes tumor-derived DNA fragments, with publicly reported sensitivity varying by cancer type and generally lower performance in early-stage disease. GRAIL competes through its broad multi-cancer focus, financial resources, and health-system collaborations.

●	Freenome Holdings, Inc., a private company pursuing multiomics blood tests for colorectal cancer screening. Freenome competes based on its multiomics approach, investor backing, and large clinical studies, though it does not yet have FDA approval.

●	DELFI Diagnostics, which offers the FirstLook Lung cfDNA fragmentomics test as an LDT for early lung cancer detection. DELFI competes based on fragmentomics methods, machine-learning analytics, and clinical validation data.

●	Avantect (ClearNote Health), which markets a cfDNA-based assay for pancreatic cancer in high-risk populations. Avantect competes on its epigenomic innovation and specificity, though it faces risks related to regulatory clearance and broad population applicability.

The comparative information presented in the table above is derived from publicly available clinical studies, regulatory disclosures, and company-published performance data.14,15,16

Limitations of Existing Cancer Screening Approaches

Current cancer screening methods vary significantly by disease area and are often limited by access constraints, procedural complexity, and biological sensitivity, particularly at earlier stages of disease. For certain cancers, such as breast and ovarian cancer, existing screening approaches may be invasive, inconsistently adopted, or unable to reliably identify disease at an early stage.

Imaging-based screening methods may fail to detect certain early-stage cancers, including so-called interval cancers that present clinically between routine screening exams.17

Breast cancer screening modalities such as mammography, ultrasound, and magnetic resonance imaging are performed in clinical imaging settings and require specialized equipment and trained radiology personnel, a widely recognized operational characteristic of imaging-based screening programs, as reflected in clinical practice guidelines.

Breast cancer screening participation varies widely across countries, and adherence remains low in many regions globally, reflecting both cross-country differences in screening uptake and structural constraints on the implementation of population-based mammography programs18,19

[14]	Natasha J. Pyzocha, DO, FAWM, FAAFP, Galleri Test for the Detection of Cancer, American Family Physician, Vol. 106, No. 4, at 459–460 (2022), available at https://www.aafp.org/pubs/afp/issues/2022/1000/diagnostic-tests-galleri-test-cancer.html

[15]	Eric A. Klein et al., Clinical validation of a targeted methylation-based multi-cancer early detection test using an independent validation set, Annals of Oncology, Vol. 32, No. 9, at 1167–1177 (2021), available via ScienceDirect at https://www.sciencedirect.com/science/article/pii/S0923753421020469
15b	B. D. Nicholson et al., Multi-cancer early detection test in symptomatic patients referred for cancer investigation in England and Wales (SYMPLIFY): a large-scale, observational cohort study, Lancet Oncology, Volume 24, Issue 7, Pages 733-743 (2023). https://www.thelancet.com/article/S1470-2045(23)00277-2/fulltext

[16]	Exact Sciences Corporation, Accuracy, Sensitivity, and Specificity of Cologuard®, Cologuard® for Healthcare Professionals (reporting that “94% of adults with early-stage CRC tested positive” for Stage I–II colorectal cancer), available at https://www.cologuardhcp.com/about/accuracy-sensitivity-specificity

[17]	US Preventive Services Taskforce. (2024, April 30). Breast cancer: Screening. Recommendation: Breast Cancer: Screening | United States Preventive Services Taskforce. https://www.uspreventiveservicestaskforce.org/uspstf/recommendation/breast-cancer-screening

[18]	Cancer screening: Health at a glance 2025 | OECD. (n.d.). https://www.oecd.org/en/publications/2025/11/health-at-a-glance-2025_a894f72e/full-report/cancer-screening_a3f047dd.html

[19]	Chestnov, O., & Mendis, S. (2014, January 1). WHO position paper on mammography screening. Geneva; World Health Organization.

For ovarian cancer, there is currently no approved or recommended routine population-level screening test, as described in the U.S. Preventive Services Task Force’s Ovarian Cancer: Screening recommendation statement.20 CA-125 testing lacks sufficient sensitivity and specificity for early-stage ovarian cancer and is frequently within the normal range in early disease, as described in the National Cancer Institute’s PDQ® Ovarian Cancer Screening summary.21, 22 Transvaginal ultrasound has not demonstrated reliable detection of early-stage ovarian tumors when used for screening and has not been shown to reduce ovarian cancer mortality, as reported in the UK Collaborative Trial of Ovarian Cancer Screening (UKCTOCS) final results23. More than 70% of ovarian cancers are diagnosed at advanced stages in population-level data (regional or distant disease), as reflected in stage-at-diagnosis data reported by the American Cancer Society and the National Cancer Institute’s SEER program24.

The following summary highlights key limitations of commonly used screening methods for breast and ovarian cancer and outlines the intended attributes of the Revealia™ platform.

[20]	US Preventive Services Taskforce. (2018, February 13). Ovarian cancer: Screening. Recommendation: Ovarian Cancer: Screening | United States Preventive Services Taskforce. https://www.uspreventiveservicestaskforce.org/uspstf/recommendation/ovarian-cancer-screening

[21]	Ovarian, fallopian tube, & primary peritoneal cancers screening (PDQ®). Ovarian, Fallopian Tube, & Primary Peritoneal Cancers Screening (PDQ®) - NCI. (n.d.). https://www.cancer.gov/types/ovarian/hp/ovarian-screening-pdq

[22]	Gori J;Castaño R;Toziano M;Häbich D;Staringer J;De Quirós DG;Felci N; (n.d.). Intraperitoneal hyperthermic chemotherapy in ovarian cancer. International journal of gynecological cancer : official journal of the International Gynecological Cancer Society. https://pubmed.ncbi.nlm.nih.gov/15823105/

[23]	Ovarian cancer population screening and mortality after long-term follow-up in the UK Collaborative Trial of Ovarian Cancer Screening (UKCTOCS): a randomized controlled trial. Menon, Usha et al. The Lancet, Volume 397, Issue 10290, 2182 – 2193

[24]	American Cancer Society, Ovarian Cancer: Early Detection, Diagnosis, and Staging, available at https://www.cancer.org/cancer/types/ovarian-cancer/detection-diagnosis-staging.html; see also National Cancer Institute, SEER Program, Cancer Stat Facts: Ovarian Cancer (reporting that approximately 74% of cases are diagnosed at regional or distant stages), available at https://seer.cancer.gov/statfacts/html/ovary.html

Comparison to Existing Breast Cancer Screening Modalities

Current breast cancer screening relies on a combination of imaging-based modalities, including mammography, ultrasound, and magnetic resonance imaging (MRI), each of which has different clinical use cases, access requirements, and limitations. The following table summarizes key characteristics of these commonly used screening methods compared to the Revealia™ Breast test, based on publicly available information and the intended use of each modality.

●	Continued metadata analysis across the breast cancer cohort

●	Additional insights shared as validation progresses

Mammogram	Breast Ultrasound	Breast MRI	Revealia Breast
Accuracy/ Sensitivity	• ~87% sensitivity overall • Much lower in dense breasts; many early cancers missed	• ~33–52% sensitivity alone; supplemental use only	• 70-100% for high-risk women • Not feasible for broad screening	• ~92% sensitivity in early validation • Designed for early-stage detection
Early detection capability	• Detects structural changes only • Limited performance in early-stage disease	• Finds some cancers mammography misses • Still limited as a primary screening tool	• Strong early detection in high-risk groups • Cost and logistics limit population use	• Detects molecular changes before imaging-visible disease (Stage 1 and 2)
Biology measured	• Structural imaging (no molecular signal)	• Structural/anatomical imaging	• Structural + contrast uptake	• mRNA expression (real-time biological signal)
Sample type	• X-ray imaging	• Ultrasound imaging	• MRI imaging	• Non-invasive cheek swab
Convenience/ Collection	• Clinic visit; trained staff and equipment required	• Requires imaging facility and operator	• Long exam; specialized equipment; high cost	• Simple at-home or in-store swab • No imaging or blood draw
At-home/ Retail suitability	• Not suitable	• Not suitable	• Not suitable	• Fully suitable; retail-ready

Reported sensitivity and related screening performance characteristics for mammography were drawn from Susan G. Komen’s “Accuracy of Mammograms” overview25 Sensitivity characteristics for breast ultrasound in dense-breast and related screening contexts were drawn from Sardanelli et al.’s 2024 review article, “The paradox of MRI for breast cancer screening: high-risk and dense breasts, available evidence and current practice”26 Sensitivity characteristics for breast MRI, including MRI performance as an adjunct to mammography in higher-risk screening populations, were drawn from Saslow et al., “American Cancer Society Guidelines for Breast Screening with MRI as an Adjunct to Mammography”27

Other comparative attributes reflected in the table, including the biology measured (structural imaging versus molecular signal), sample type, collection setting, and suitability for at-home or retail-enabled access, are based on the intended use and operational requirements of each modality and on the design goals of the Revealia™ Breast test as described elsewhere in this section.

Ovarian Cancer Screening Landscape

Unlike breast cancer, there is currently no widely accepted or approved population-level screening pathway for ovarian cancer, as described by the Centers for Disease Control and Prevention in its “Screening for Ovarian Cancer” overview28. Commonly used clinical tools, such as CA-125 blood testing and transvaginal ultrasound, have not demonstrated effectiveness in reducing ovarian cancer mortality when used for screening and are generally applied only in symptomatic or high-risk populations, as reflected in guidance from the Centers for Disease Control and Prevention and the National Cancer Institute. Separately, ovarian cancer is often diagnosed at advanced stages, with the majority of cases identified at stage III or stage IV, when treatment options are more limited and outcomes are poorer, as described in the National Cancer Institute’s PDQ® materials and published epidemiologic analyses.

The following table summarizes key characteristics of existing clinical approaches compared to the intended screening role of the Revealia™ ovarian assay under development, based on publicly available data and the design goals of our platform.

	CA-125	Transvaginal Ultrasound	Revealia Ovarian (in development)
Early detection capability	● Poor sensitivity and specificity for early-stage ovarian cancer. ● Many early cancers have normal CA-125.	● Can detect masses but did not reduce mortality because it rarely finds ovarian cancer early enough to change outcomes.	● Aims to detect mRNA expression patterns associated with ovarian cancer and systemic inflammatory response, before tumors are visible on imaging.
Biology measured	● Serum protein marker (CA-125).	● Structural anatomy only	● Detects molecular signals that may appear earlier in the ovarian cancer process, before imaging can see a mass.
Sample type	● Blood draw	● Ultrasound exam via transvaginal probe	● Non-invasive cheek swab
Convenience/Collection	● Requires clinic or lab visit, venipuncture.	● Invasive, requires specialist and equipment	● Simple at-home or in-store swab ● No imaging or blood draw
At-home/Retail suitability	● Not designed for mass retail or home collection.	● Only feasible in clinical settings	● Fully suitable; retail-ready

[25]	Accuracy of mammograms. Susan G. Komen®. (2025, March 17). https://www.komen.org/breast-cancer/screening/mammography/accuracy/

[26]	Sardanelli, F., Magni, V., Rossini, G. et al. The paradox of MRI for breast cancer screening: high-risk and dense breasts—available evidence and current practice. Insights Imaging 15, 96 (2024). https://doi.org/10.1186/s13244-024-01653-4

[27]	Saslow, D., Boetes, C., Burke, W., Harms, S., Leach, M.O., Lehman, C.D., Morris, E., Pisano, E., Schnall, M., Sener, S., Smith, R.A., Warner, E., Yaffe, M., Andrews, K.S., Russell, C.A. and for the American Cancer Society Breast Cancer Advisory Group (2007), American Cancer Society Guidelines for Breast Screening with MRI as an Adjunct to Mammography†. CA: A Cancer Journal for Clinicians, 57: 75-89. https://doi.org/10.3322/canjclin.57.2.75
[28]	PDQ® Screening and Prevention Editorial Board. PDQ Ovarian, Fallopian Tube, and Primary Peritoneal Cancers Screening. Bethesda, MD: National Cancer Institute. Updated <MM/DD/YYYY>. Available at: https://www.cancer.gov/types/ovarian/hp/ovarian-screening-pdq.

Comparative Positioning

Based on publicly available information, we believe that our cheek-swab-based assay offers a more convenient sample type than existing blood, stool, or tear-based tests. Comparative profiles suggest that this approach may provide advantages in accessibility and patient compliance, particularly for individuals who prefer at-home self-collection.

Competitive Basis

We believe the principal factors of competition in our industry include:

●	Clinical accuracy and validation (sensitivity, specificity, predictive value)

●	Convenience and accessibility of testing (sample type, at-home vs. clinical collection)

●	Regulatory clearance and compliance frameworks

●	Reimbursement coverage and cost-effectiveness

●	Brand reputation and physician adoption

Our Positioning

Unlike DNA-based testing approaches, which typically rely on detecting inherited variants or tumor-derived DNA fragments, our mRNA-based approach is designed to assess dynamic gene-expression signals associated with active disease biology. By analyzing inflammatory and immune-response mRNA patterns, our platform is intended to capture biologically relevant signals that may arise earlier in disease progression.

In addition, our use of a non-invasive cheek swab collection method supports at-home self-collection and broader accessibility compared to blood- or procedure-based testing. Combined with a proprietary biomarker panel and machine-learning algorithms, we believe this approach differentiates our platform within the cancer diagnostics landscape. However, many competitors have greater resources, infrastructure, and established commercial relationships, and we may not be able to compete successfully in all areas.

 Employees

Currently, we employ a total of five individuals. We rely on consultants and independent contractors for specialized services such as bioinformatics, regulatory compliance, and clinical trial management. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Our future success depends in large part on our ability to attract, develop, and retain highly qualified personnel in scientific, technical, and business roles. To date, we believe we have been successful in recruiting and retaining talent due to our mission-driven culture, collaborative environment, and opportunities to contribute to the development of innovative genomic diagnostics. We intend to expand our workforce as we progress toward the commercialization of the Revealia™ Breast test and the development of additional assays.

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

Our principal executive offices, and our subsidiaries, are located at 8950 SW 74th Ct, Ste 2201-A149, Miami, FL 33156; our telephone number is (786) 363-0166; our corporate website is located at www.ludwigent.com. No information found on, or connected to, the Company’s website is incorporated by reference into, and you must not consider the information to a part of, this Annual Report

Item 1A. Risk Factors

An investment in our shares of Common Stock involves significant risks. Before making an investment in our shares of Common Stock, you should carefully consider the risks and uncertainties discussed below under “Information Regarding Forward-Looking Statements,” and the specific risks set forth herein. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, prospects, financial condition, results of operations, cash flows and ability to pay dividends. In any such case, the market price of our shares of Common Stock could decline, and you may lose all or part of your investment.

Risks Related to the Company

We are an early-stage genomics technology and health related Company without any products or services currently available for sale and we may not be able to successfully develop or bring products or services to market.

We have several product and service candidates, including our proprietary mRNA genetic program that we intend to begin marketing by the second quarter of 2026; however, there is no assurance that we will succeed in bringing any of our product and service candidates to market or that such product candidates, or any of our other operations, will generate any revenue. If we cannot develop a marketable product or generate sufficient revenues, we may be required to suspend or cease operations.

Our business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. The Company’s operations are subject to all business risks associated with development stage enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry and the necessary continued development of advertising and other marketing strategies. We believe it is likely that we will continue to sustain losses throughout the next twelve months. We cannot assure you that we will ever operate profitably.

Additionally, we have a limited operating history, and as a result our historical financial and other operating data may be of limited value in estimating future operating revenue, revenue sources and expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue and future revenue sources. The amount and sources of these revenues will depend on the success of our ability to establish the commercial viability of our new products, to sustain our marketing efforts, the perception of our products by customers and users, and other factors that are difficult to forecast accurately.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a 15(f) (the “Exchange Act”), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an EGC if we take advantage of the exemptions available to us through the JOBS Act.

Our principal shareholders have significant voting power and may take actions that may not be in the best interests of our other shareholders

Our principal shareholders hold in aggregate approximately 77% of our shares. We are not considered a “controlled company” under corporate governance rules as we do not currently expect that more than 50% of our voting power will be held by an individual, a group or another company, these shareholders, however, if they act together, will be able to control the management and affairs of our company and most matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. The interests of these shareholders may not be the same as or may even conflict with your interests. For example, these shareholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other shareholders, which could deprive our shareholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of us or our assets, and might affect the prevailing market price of our Common Stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other shareholders.

The report of our independent auditors on our financial statements for the year ended December 31, 2025 and 2024, indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to raise capital to fund our business.

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to raise capital to fund our business. In its opinion on our financial statements for the years ended December 31, 2025 and 2024, our independent auditors raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to raise capital on attractive terms. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The obtainment of additional financing, the successful development of our contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about our ability to continue as a going concern.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

To date, we have not generated revenues from our operations, and we have incurred significant losses in prior periods. For the years ended December 31, 2025 and 2024, we incurred a net loss of $2,236,433 and $3,016,884, respectively, and, as of such dates, we had an accumulated deficit of $9,495,799 and $7,259,366 respectively.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on further research studies, marketing and advertising as part of our strategy to develop and increase our business-to-consumer (“B2C”) channels, as well as on research and development activities regarding our proprietary mRNA genetic methodologies. The sales, marketing and advertising expenses that we will incur will typically be expensed immediately. In addition, to the extent that our business ramps up as we expect, we will need to increase our headcount significantly in the coming years.

We intend to seek interim short-term financing to assure full legal compliance with our Securities and Exchange Commission (“SEC”) filings, and to bring on the necessary personnel to begin our future development activities. Our working capital needs will be met largely from the sale of debt and public equity securities until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to scale back, delay or cease our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we will need to obtain additional financing to finance our operations, until such time that we are able to conduct profitable revenue generating activities.

Through the date of this annual report, we have obtained approximately $3,000,000 in loans to meet our ongoing expenses, including professional fees and day-to-day operating expenses. We cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise additional financing in a timely manner would adversely affect our ability to pursue our business plan and could cause us to delay launching our product and our proposed business plan.

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, clinical and observational staging studies and marketing activities. We will need to raise additional funding to fund further research and development with respect to our product candidates. We will also need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	the time and expense for clinical and observational staging studies for our product candidates;

●	the time and costs involved in obtaining regulatory approval for our product candidates, if needed;

●	costs associated with protecting our intellectual property rights;

●	successful commercialization of our product candidates;

●	development of marketing and sales capabilities;

●	payments received under current and future collaborative agreements, if any; and

●	market acceptance of our products.

To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

We will require substantial additional funds to support our research and development activities, and the anticipated costs of clinical and observational staging studies, possible regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to commence or complete clinical and observational staging studies or, if needed, obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.

We may not be successful in raising the additional funds needed to fund our business plan. If we are not able to raise sufficient capital in the near future, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

We do not have funds sufficient to conduct our proposed clinical studies to completion.

We will need to raise additional funds to complete them. In the event we are unable to raise additional funds this will have an adverse effect on our business and our ability to bring products to market.

The Company has product candidates with very complex and different sales and marketing channels, the development of which will put significant burdens on us and which we may not be able to develop as effectively as competitors.

We will have very different sales and marketing channels if the products in our pipeline are to reach customers in their respective markets, either Business to Consumer (“B2C”) or Business to Business (“B2B”) channels, requiring us to develop distinct sales, marketing, and distribution methods. In particular, the B2C channels have different customers and distribution channels as B2B channels. Building, managing and maintaining such a sales and marketing infrastructure may require us to hire experts in the field, implement complex systems, establish collaborations with third parties effectively across various geographies and understand disparate regulatory regimes. Our ability to effectively engage in these steps is untested, making it impossible for us to accurately predict the level of success we will achieve.

We have yet to establish sales, marketing or distribution capabilities, and if we are unable to establish these capabilities, we may not be successful in commercializing our product candidates.

We have not yet established a sales, marketing or product distribution infrastructure for our product and service candidates, which are still in various stages of development. To achieve commercial success for any product, we will need to establish a sales and marketing organization within the United States and, potentially, also develop a strategy for sales outside of the United States. We intend to outsource the manufacturing and distribution, and failure to obtain contracts with such third parties on terms acceptable to us, or at all, may significantly delay our product and service candidates market rollout. In addition, as we begin to commercialize our products, we will need to hire, develop, train personnel with expertise in marketing and selling products in each of those markets.

Launching a marketing campaign for our products will be costly without any assurance the products will be purchased, used and accepted. As a start up with limited capital, there may not be enough time or capital to see this product through to market acceptance.

Our revenue and results of operations may vary on an annual basis.

Our revenue and results of operations could vary significantly from period-to-period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including general market conditions and macroeconomic factors. We have not yet generated revenues and we cannot accurately estimate future revenue and operating expenses based on historical performance. Our annual operating results may vary significantly based on many factors, including:

●	Fluctuating demand for our potential products;

●	Announcements or implementation by our competitors of new products;

●	Amount and timing of our costs related to our marketing efforts or other initiatives;

●	Timing and amounts relating to the expansion of our operations;

●	Our ability to enter into, renegotiate or renew key agreements;

●	Timing and amounts relating to the expansion of our operations; or

●	Economic conditions specific to our industry, as well as general economic conditions.

As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. We may also be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow the Company, which may adversely impact our stock price. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. If these increased capital expenditures are not accompanied by increased revenue in the same period, our annual revenue and results of operations would be adversely affected.

If we fail to effectively manage our growth, our business will be harmed.

Currently, our three executive officers perform all required corporate functions, including product development activities. As we continue preparing for our service and product candidates to enter the market, we will, as availability of capital permits, begin to hire personnel necessary to support our operations. The skills we seek are typically in high demand and we may have difficulty identifying, hiring, integrating, motivating and retaining additional employees, consultants, and contract personnel. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to simultaneously manage rightsizing and growth activities. We may not be able to effectively manage changes in the size of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

Should we secure adequate capital, we intend to hire a Marketing and Sales Officer to implement plans for product distribution and channel placement. Regional distributors will be engaged to place product into their current customers retail and physician offices.

Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our rightsizing efforts while scaling the Company, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage the size of our organization. We cannot assure you that we will be able to accomplish these tasks or effectively manage our growth.

We are dependent upon our executive officers for future success.

Our future success to a significant extent depends on the continued services of our executive officers, Jose Antonio Reyes, Scott J. Silverman and Marvin S. Hausman, M.D. The departure of one or more of these people could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain, for our benefit, any key man life insurance on any of our executive officers; we have, however, entered into employment and/or consulting agreements with Jose Antonio Reyes, Scott J. Silverman and Marvin S. Hausman, M.D. (See “Management”).

If we are unable to recruit and retain key personnel, our business may be harmed.

If we are unable to attract and retain key personnel, our business may be harmed. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to our 3 key employees could adversely affect our long-term strategic planning and execution.

Our financial success is dependent to a significant degree upon the efforts of our executive officers. Our future success and viability will depend to a significant extent upon its ability to attract and retain qualified personnel in all areas of its business, especially its sales, science, and financial management teams. If we were to be unable to retain these key members of our respective teams, we would need to replace them with qualified individuals in a timely manner or our business, results of operations and financial condition could be adversely impacted.

Significant disruptions of information technology systems or security breaches could adversely affect our operations.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business ourselves and on vendors who operate aspects of our technology infrastructure for us. In the ordinary course of business, through the use of our product and service candidates, we will collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal patient information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups that include state actors, criminal organizations and individuals who can bring significant resources and expertise to bear.

Our information technology systems, and those of third-party vendors with whom we contract are also vulnerable to service interruptions, security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability, and could threaten the confidentiality, integrity, and availability of information. For example, interruption of our information technology systems or technology infrastructure may cause delays in producing results for patients that utilize our products and/or services.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, adulteration, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business, and reputational harm to us.

Any such breach or interruption could compromise our networks, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act (“HIPAA”), and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill facilities or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare Company financial information, provide information about our current and future solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security, or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition, or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

We process, store and use certain personal information, which subjects us to privacy laws and standards, governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with these privacy laws and standards, regulations, and obligations could subject us to fines, sanctions or litigation, and could potentially damage our brand and reputation and adversely affect our business, financial condition and results of operations.

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the United States and with customers. We collect, use and disclose personal information, such as names, addresses, phone numbers and email addresses. We collect, store and use sensitive or confidential transaction and account information of consumers. As a result, we are or may be subject to a variety of state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, potentially including the Fair Credit Reporting Act, the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act (“CCPA”). These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the GDPR introduced new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. Compared to the previous EU data protection laws, the GDPR notably has a greater extra territorial reach and has a significant impact on data controllers and data processors, which either have an establishment in the EU, or offer goods or services to EU data subjects or monitor EU data subjects’ behavior within the EU. The GDPR regime imposes more stringent operational requirements on both data controllers and data processors, and introduces significant penalties for non-compliance with fines of up to 4% of total annual worldwide turnover or €20.0 million (whichever is higher), depending on the type and severity of the breach.

In addition, the CCPA expands the rights of California residents to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA imposes a number of privacy and security obligations on companies who collect, use, disclose, or otherwise process personal information of California residents, which may result in civil penalties for violations and private rights of action in case of data breaches. The CCPA provides for civil penalties for violations, which could result in statutory penalties of up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional. Other states have adopted, or are considering enacting, similar laws. Any failure or alleged failure to comply with privacy or data protection laws could lead to government enforcement actions and significant penalties against us, and could materially and adversely affect our reputation, business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly, can delay or impede the development of new products, and may require us to change the way we operate.

Additionally, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 and significantly expands the CCPA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data and sharing of personal data as well as an expanded definition of “sale” to include sharing of personal information, and data minimization and data retention requirements. The CPRA also establishes a new enforcement agency, the California Privacy Protection Agency, which may take a more active role in enforcement. Other states have and are likely to continue to implement their own privacy statutes in the near term. The effects of the CCPA, CPRA and other similar state regulations are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

We may also be subject to or affected by evolving federal, state and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information or other personal information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions if it knowingly receives individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA requirements for disclosure of individually identifiable health information under aiding-and-abetting or conspiracy principles.

The interpretation and application of many privacy and data protection laws are uncertain. Anticipated further evolution of regulations on this topic may substantially increase the penalties to which we could be subject to in the event of any non-compliance. These laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of negative publicity, fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.

We seek to comply with privacy related industry standards and are subject to the terms of our own privacy policies and privacy related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data security protection to the extent possible. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the CAN SPAM Act of 2003, and similar state consumer protection laws. Any failure or perceived failure by us to comply with our privacy policies, privacy related obligations to agents, clients or other third parties, or our privacy related legal obligations, any marketing or advertising related laws, regulations, or standards, or any compromise of security that results in the unauthorized access to or unintended release of personal information or other agent or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and clients to lose trust in us, which could have a material adverse effect on our reputation and business.

We are also subject to laws and regulations that involve electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. For example, many states have ordinances in place allowing individuals with certain criminal backgrounds to become tenants. State ordinances vary from state to state, and the types of criminal backgrounds that will clear a background check are not uniform on a national scale. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services, we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of agents and their clients for the use and disclosure of personal information is obtained, could require us to modify our platform and its features, possibly in a material manner and subject us to increased compliance costs, which may limit our ability to innovate, improve and expand our platform and its features that make use of the personal information that our agents and their clients voluntarily share. Our customers operate independent of our platform as well and are responsible for their own data privacy compliance in certain respects. Additionally, we provide training and our platform provides tools and security controls to assist our agents with their data privacy compliance to the extent they store relevant data on our platform. However, if a customer or tenant on our platform were to be subject to a claim for breach of data privacy laws, we could possibly be found liable for their claims due to our relationship, which can require us to take more costly data security and compliance measures or to develop more complex systems.

Our business plan is not based on independent market studies.

We have not commissioned any independent market studies concerning our plans of operations. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management. If these assumptions prove to be incorrect, we may not be successful in our business operations.

Our Board of Directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our Board of Directors or officers to whom our Board of Directors delegate such authority. Our Board of Directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our Board of Directors or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders will not be entitled to approve changes in our policies, which policy changes may have a material adverse effect on our financial condition and results of operations.

There are limitations of director liability and indemnification of directors, officers and employees.

Pursuant to Section 75.0002 of the Nevada Revised Statutes, we have the power to indemnify any person made a party to any lawsuit by reason of being a director or officer of the Company, or serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Our Articles of Incorporation provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Nevada law.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Our corporate bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our Articles of Incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We are an emerging growth company and a smaller reporting company and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make the Common Stock less attractive to investors.

We are an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012. we will remain an EGC until the earliest to occur of (i) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock pursuant to the registration statement; (iii) the date on which it has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (iv) the date it qualifies as a “large accelerated filer” under the rules of the SEC, which means the market value of the Common Stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter after it has been a reporting Company in the United States for at least 12 months. For so long as we remain an EGC, we are permitted to and intend to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure about our executive compensation arrangements.

We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of reduced reporting requirements in this prospectus. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an EGC may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards. As a result of our accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not EGC’s which may make comparison of our financials to those of other public companies more difficult.

We are also a smaller reporting company, as defined in Rule 405 promulgated under the Securities Act of 1933 (the “Securities Act”). As an SRC, the Company intends to utilize certain reduced disclosure requirements, including publishing two years of audited financial statements instead of three years, as required for companies that do not qualify as an SRC. The Company will remain an SRC until the last day of the fiscal year in which it had (i) a public float that exceeded $250 million or (ii) annual revenues of more than $100 million and a public float that exceeded $700 million. To the extent the Company takes advantage of such reduced disclosure obligations, it may make comparison of its financial statements to those of other public companies difficult or impossible.

After the Company ceases to be an SRC, it is expected to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of SOX.

Risks Related to Our Business

We use RNA-based molecular biology in our products and services pipeline and the successful commercialization of these products will depend on public perceptions of RNA-based products.

The successful commercialization of our product candidates depends, in part, on public acceptance of modern biotechnology techniques and the use of RNA genetic biomarkers to identify differentially expressed genes (“DEGs”) involved in the inflammatory process associated with the development of chronic diseases, such as heart disease and cancer. Negative public perceptions about RNA and molecular regulation of gene expression can also affect the regulatory environment in the jurisdictions in which we are targeting the sale of our products and the commercialization of our product candidates. Any increase in such negative perceptions or any restrictive government regulations in response to RNA-based products could have a negative effect on our business and may delay or impair the sale of our products or the development or commercialization of our product candidates. Public pressure may lead to increased regulation and legislation for products produced using genetic biotechnology and this could adversely affect our ability to sell our product or commercialize our product candidates.

If the U. S. Food and Drug Administration (the “FDA”) were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We intend to launch and market each of our proprietary testing products as a laboratory-developed test (“LDT”). We believe each of our proprietary testing products that we will offer are LDTs. The FDA generally considers an LDT to be a test that is developed, validated and performed within a single laboratory. The FDA sometimes determines that a test that is being offered by a laboratory as an LDT is not an LDT under the FDA’s interpretation of that term but is an in vitro diagnostic (“IVD”) medical device in commercial distribution, and therefore must comply with the regulations that apply to IVDs, including the need for successfully completing the FDA review process. If the FDA were to conclude that our proprietary testing product is not an LDT, we would be subject to extensive regulation as a medical device.

Moreover, even for tests that are deemed to be LDTs, the FDA has historically taken the position that it has the authority to regulate such tests as IVDs under the Federal Food, Drug, and Cosmetic Act, or FDC Act, although it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo authorization or clearance of LDTs, it has generally chosen not to enforce those requirements. The regulatory environment for LDTs has changed over time. For example, in 2020, the Department of Health and Human Services, or HHS, directed the FDA to stop regulating LDTs, but in 2021, HHS reversed its policy. Thereafter, the FDA resumed requiring submission of emergency use authorization, or EUA, requests, for COVID-19 LDTs, but has not indicated an intent to change its policy of enforcement discretion with respect to other, non-COVID, LDTs. Various bills have been introduced in Congress seeking to substantially revamp the regulation of both LDTs and IVDs. For example, the VALID Act, introduced in June 2021, would clarify and enhance the FDA’s authority to regulate LDTs, while the VITAL Act, introduced in May 2021, would assign oversight of LDTs exclusively to the Centers for Medicare and Medicaid Services, or CMS.

Neither the VALID Act nor the VITAL Act has been enacted into law as of the date of this prospectus. Although the VALID Act was favorably voted upon in June 2022 by the Senate Health, Education, Labor and Pensions Committee as part of the FDA Safety and Landmark Advancements bill, it was not included in the version of that legislation that was enacted by Congress and signed into law. Congress may, through the enactment of other legislation during the current session of Congress or the subsequent Congress, enact VALID or establish new regulatory requirements for LDTs through other legislation.

In the meantime, the regulation by the FDA of LDTs remains uncertain. The FDA may, if Congress does not enact new legislation, seek to establish new requirements for LDTs. If FDA premarket clearance, approval or authorization is required by the FDA for any of our future proprietary testing products, or for any components or materials we use in our tests, such as the component used to collect samples from patients, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we work to obtain FDA clearance, approval or de novo authorization. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance, approval or de novo authorization. For example, the regulatory premarket clearance, approval or de novo authorization process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or plan to perform for our LDT. These studies may be extensive and costly and may take a substantial period of time to complete. Any such studies may fail to generate data that meets the FDA’s requirements. The studies may also not be conducted in a manner that meets the FDA’s requirements, and therefore could not be used in support of the marketing application. We would also need to submit a premarket notification, or 510(k), a request for de novo authorization, or a PMA application to the FDA and to include information (e.g., clinical and other data) supporting our LDT. Completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or de novo authorizations. There can be no assurance that the submission of such an application will result in a timely response by the FDA or a favorable outcome that will allow the test to be marketed.

Certain types of standalone diagnostics software are subject to FDA regulation as a medical device (specifically, software as a medical device or “SaMD”). Some types of SaMD are subject to premarket authorization requirements. If the FDA were to conclude that the proprietary mRNA technology we have developed to predict the presence of inflammatory-driven diseases and monitor patient treatment responses through artificial intelligence is required to obtain premarket authorization for the software used to analyze the mRNA genetic score, our ability to offer the test as an LDT could be delayed or prevented, which would adversely affect our business.

In addition, we may require cooperation in our filings for FDA clearance, approval or de novo authorization from third-party manufacturers of the components of our tests.

We cannot assure investors that any of our tests for which we decide to pursue or are required to obtain premarket clearance, approval or de novo authorization by the FDA will be cleared, approved or authorized on a timely basis, if at all. In addition, if a test has been cleared, approved or authorized, certain kinds of changes that we may make, e.g., to improve the test, or because of issues with suppliers of the components of the test or modification by a supplier to a component upon which our test approval relies, may result in the need for the test to obtain new clearance, approval or authorization from the FDA before we can implement them, which could increase the time and expense involved in implementing such changes commercially. Ongoing compliance with FDA regulations, such as the Quality System Regulation, labeling requirements, Medical Device Reports, and recall reporting, would increase the cost of conducting our business and subject us to heightened regulation by the FDA. We will be subject to periodic inspection by the FDA to ascertain whether our facility does comply with applicable requirements. The penalties for failure to comply with these and other requirements may include Warning Letters, product seizure, injunctions, civil penalties, criminal penalties, mandatory customer notification, and recalls, any of which may adversely impact our business and results of operations.

Furthermore, the FDA or the Federal Trade Commission (“FTC”), as well as state consumer protection agencies and competitors, may object to the materials and methods we use to promote the use of our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by these agencies may include, among others, injunctions, civil penalties, and equitable monetary relief.

For more information, see “Business – Laboratory Developed Test (LDT)” below.

We are in competition with companies that are larger, more established and better capitalized than we are.

The medical testing products industry is highly competitive, rapidly evolving and subject to constant change. The number of competitors in our industry is substantial. We expect that if our products establish a market niche, competition will arise from a variety of sources, including from large healthcare companies to other smaller national and regional healthcare companies.

Many of our potential competitors possess:

●	greater financial, technical, personnel, promotional and marketing resources;

●	longer operating histories;

●	greater name recognition; and

●	larger consumer bases.

We cannot assure you that we will be able to compete effectively in our extremely competitive industry.

Our mRNA product candidates are based on innovative technologies and any product candidates we develop may be more complex and more difficult to manufacture than initially anticipated. We may encounter difficulties with manufacturing processes, manufacturing at higher volumes, product releases, product shelf life and storage, supply chain management, or shipping for any of our products. If we or any of our third-party vendors encounter such difficulties, our ability to supply commercial products or material for clinical studies could be delayed or stopped.

We have applied medical machine learning technology that uses RNA-based inflammatory genetic biomarkers to assist in disease diagnosis, monitoring and assessment of patient responses to certain treatment modalities. The manufacturing processes for our mRNA genomic technology are innovative and complex. To the best of our knowledge, there are no competitive mRNA products currently manufactured at commercial scale. Due to the complexities of this technology and our limited experience at commercial scale production, we could encounter difficulties with manufacturing processes, manufacturing at higher volumes, product releases, product shelf life and storage issues, supply chain management, or shipping.

There may also be a high degree of technological change that can negatively impact our product comparability during and after clinical development. Furthermore, technology changes may drive the need for changes in, modification to, or the sourcing of new manufacturing infrastructure or may adversely affect third-party relationships.

The process to generate mRNA product candidates is complex and, if not developed and manufactured under well-controlled conditions, can adversely impact pharmacological outcomes and may result in one or more of our product candidates’ failures. To date, we have not completed the development of our product candidates and there is no assurance that, once developed, any of our products will be accepted by our targeted customers. If we do not successfully develop and commercialize our products based upon this technological approach, we may not become profitable, and our results of operations may be adversely affected.

The materials used in our diagnostic tests processes and those used to manufacture RNA-based products and our derivative products, such as mRNA genetic microarrays, may become difficult to obtain in the quality or quantity required for our business plans or at the prices that are currently projected.

Many of our processes and products rely on materials purchased from third parties and should these materials increase in prices, have supply constraints, or become unavailable, it could impact our ability to develop products or bring them to market either on time, at competitive prices or at all. For example, some of our protein diagnostic tests that we use to identify inflammatory related diseases, such as “ELISA” (as defined below) and Apoptotic Index™ technology, may use compounds that are sourced from suppliers in China. Further, mRNA panels used in our diagnostic tests are produced by a third-party. As such, should these particular components become unavailable, the effectiveness, yield or availability of some of our available laboratory tests could be impaired.

We rely on highly specialized equipment and consumables for the production of our derivative products, and any disruption to the supply chain or any malfunction of that equipment may adversely impact our operations.

The equipment and consumables used in our tests are currently supply constrained, which may cause delays in development, testing or marketing of our human health products and may require us to ultimately increase prices should our products become available to consumers.

Additionally, we will be dependent on equipment providers and third-party contract manufacturing organizations (“CMOs”) who are also implementing innovative technology. For instance, we will use medical AI technology that uses mRNA-based genetic biomarkers to assess the presence of chronic inflammatory driven diseases and monitor patient treatment responses. This AI technology is run on a third-party equipment. If such equipment malfunctions or if we encounter unexpected performance issues, we could encounter delays or interruptions to clinical and commercial supply.

Delivery delays or unavailability of products, services, or equipment provided by suppliers could require us to change the design of our research, development, and manufacturing processes based on the functions, limitations, features, and specifications of the replacement items or seek out a new supplier to provide these items. Additionally, as we grow, our existing suppliers may not be able to meet our increasing demand, and additional suppliers may need to be found. We may not be able to secure suppliers who provide lab supplies at, or equipment and services to, the specification, quantity, and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with such suppliers.

If we are unable to develop and later market our products under development in a timely manner or at all, or if competitors develop or introduce similar products that achieve commercialization before our products enter the market, the demand for our products may decrease or the products could become obsolete.

Our products will compete in competitive markets, where competitors may already be well established. We expect that competitors will continue to innovate, develop, and introduce similar products that could be competitive in both price and performance. Competitors may succeed in developing or introducing similar products earlier than us, obtain regulatory approvals and clearances before our products are approved and cleared, or develop more effective products. In addition, competitors may have products which may achieve commercialization before our products enter the market.

Our marketing strategies for our products may not be successful.

We will be required to attract customers to our products, all of which will be new upon their introduction. Should our marketing strategies fail to establish sales of our products, our operations will be adversely affected.

Additionally, the use of home testing kits to assess chronic inflammatory related disease conditions may not be perceived as needed in the market, especially if the testing kit is not paid for by insurance. Relying on customers to pay out of pocket for these kits is potentially a very large impediment to product use and acceptance. We do not currently plan to seek insurance coverage for use of the home testing kits.

Our business may be affected by litigation and government investigations.

We may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others and we may become subject to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, defense of litigation claims can be expensive, time-consuming, and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs and significant payments, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.

We have invested, and will continue to invest resources to protect our brands and intellectual property rights. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our patents and trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

If we are unable to obtain and maintain patent protection for our technology and products, or if any licensors are unable to obtain and maintain patent protection for the technology or products that we may license from them in the future, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

As of September 16, 2025, we have 3 patent applications filed, or under examination in key global jurisdictions relating to our products. Our future success depends in large part on our and, as applicable, our licensors’, ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology. We cannot be certain that patents will be issued in those countries where our applications are still under examination.

The patent process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, in the United States, for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our owned and licensed patent applications are issued as patents, they may not be issued in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims and we are reliant on them.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office and their European Union and global equivalents. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If we are unable to obtain and maintain protection of our intellectual property, which are costly to maintain, the value of our products may be adversely affected.

Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or partners for which we may be liable.

As our business expands, the number of products and competitors in our markets can be expected to increase and product overlaps to occur, and infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

We attempt to protect our intellectual property position, in part, by filing patent applications related to our proprietary technology, inventions and improvements that are important to our business. However, our patent and trademark positions are not likely by itself to prevent others from commercializing products that compete directly with our products. In addition, the patents and trademarks owned by us or issued to us could be challenged, invalidated, or held to be unenforceable. We also note that any patent granted may not provide a competitive advantage to us. Our competitors may independently develop technologies that are substantially similar or superior to our technologies. Further, third parties may design around our patented or proprietary products and technologies.

We rely on certain trade secrets and we may not be able to adequately protect our trade secrets even with contracts with our personnel and third parties. Also, any third party could independently develop and have the right to use, our trade secret, know-how and other proprietary information. If we are unable to protect our intellectual property rights, our business, prospects, financial condition and results of operations could suffer materially.

We may not be successful in registering and enforcing our trademarks.

As we apply to register our unregistered trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. Trademark enforcement is always uncertain, since proving infringement requires a showing of consumer confusion in addition to use by the defendant of a similar or identical trademark. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the United States, trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

Risks Related to an Investment in Our Securities

Persons who purchase shares of our Common Stock may lose their money without us ever being able to develop an active market.

In the event that no active market to purchase our Common Stock is ever created, it is likely that the entire investment of a purchaser in our Common Stock would be lost.

We are authorized to issue Convertible Preferred Stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 7,000,000 shares of Convertible Preferred Stock. Any Convertible Preferred Stock that we issue in the future may rank ahead of our securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our securities. In addition, such Convertible Preferred Stock may contain provisions allowing those shares to be converted into shares of Common Stock, which could dilute the value of our Common Stock to current stockholders and could adversely affect the market price, if any, of our Common Stock. In addition, the Convertible Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any shares of authorized convertible preferred stock after the conversion of all of the outstanding shares, there can be no assurance that we will not do so in the future.

We have outstanding indebtedness pursuant to the Convertible Notes, and default on such Convertible Notes may adversely affect our financial condition and ability to operate our business.

If the holders of the Convertible Notes determine not to convert the Convertible Notes into shares of our Common Stock, we may be unable to discharge such obligations when due. In such circumstance, we would be in default on each of the Convertible Notes, which would have a severe material adverse effect on our ability to operate our business. None of the Convertible Notes is due until, at the earliest, March 31, 2026.

In addition, we may need additional financing to support our business and pursue our growth strategy, including for pursuing our future planned studies. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our Common Stock, and, in the case of equity and equity-linked securities, our existing shareholder may experience dilution.

We may seek capital that may result in stockholder dilution or that may have rights senior to those of our Common Stock.

From time to time, we may seek to obtain additional capital, either through equity, equity linked or debt securities. The decision to obtain additional capital will depend on, among other factors, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Common Stock, which could negatively affect the market price of our Common Stock or cause our stockholders to experience dilution.

Given that we do not have committed sources of financing, we may attempt to raise capital by selling shares, possibly at a deep discount to market. These actions may result in dilution of the ownership interests and voting power of existing stockholders, further dilute Common Stock book value, and may delay, defer or prevent a change of control.

Future issuances of debt securities and equity securities could negatively affect the market price of shares of our Common Stock and, in the case of equity securities, may be dilutive to existing stockholders.

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends. Upon liquidation, it is possible that holders of our debt securities and other loans and preferred stock would receive a distribution of our available assets before Common Stockholders. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional Common Stock issuances, directly or through convertible or exchangeable securities, warrants or options, would dilute the holdings of our existing Common Stockholders and such issuances, or the perception of such issuances, could reduce the market price of shares of our Common Stock.

We do not intend to pay dividends on our Common Stock.

We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our Common Stock will receive cash, stock or other dividends on their shares of our Common Stock, until we have funds which our Board of Directors determines can be allocated to dividends. Further, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We have broad discretion in the use of funds and may not use them effectively.

Our management will have broad discretion in the application of our funds and you will not have the opportunity as part of your investment decision to assess whether the net proceeds will be used appropriately. Because of the number and variability of factors that will determine our use of funds, their ultimate use may vary substantially from their currently intended use. Furthermore, our management will have broad discretion in the application of our funds, and investors will be relying on our judgment regarding the application of these funds.

The failure by our management to use our funds effectively could harm our business. Pending their use, we may invest our funds in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest our funds in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because our Common Stock is considered a “penny stock,” any investment in our Common Stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our Common Stock is considered a “penny stock” because it is quoted on the OTCID and it trades for less than $5.00 per share. The OTCID is generally regarded as a less efficient trading market than the Nasdaq Capital or Global Markets or the New York Stock Exchange. The SEC has rules that regulate broker dealer practices in connection with transactions in “penny stocks.”

Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock. Since our Common Stock is subject to the regulations applicable to penny stocks, the market liquidity for our Common Stock could be adversely affected because the regulations on penny stocks could limit the ability of broker dealers to sell our Common Stock and thus your ability to sell our Common Stock in the secondary market in the future.

We can provide no assurance that our Common Stock will be quoted or listed on any trading platform of higher quality than the OTCID, including the OTCQB, or any exchange, even if eligible, in the future.

It is possible that our Common Stock will continue to experience volatility in its trading volume and its market price.

Our Common Stock is quoted in the over-the-counter market under the symbol “LUDG” on the OTCID. For over the past five years, our Common Stock has experienced both volume and price volatility. The market for low-priced securities is generally less liquid and more volatile than securities traded on national stock markets. Wide fluctuations in market prices are not uncommon.

The price of our Common Stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

●	annual variations in our operating results;

●	operating results that vary from the expectations of investors;

●	changes in expectations as to our future financial performance, including financial estimates by investors;

●	reaction to our periodic filings, or presentations by executives at investor and industry conferences;

●	changes in our capital structure;

●	announcements of innovations or new products by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	lack of success in the expansion of our business operations;

●	third-party announcements of claims or proceedings against us or adverse developments in pending proceedings;

●	additions or departures of key personnel;

●	asset impairment;

●	temporary or permanent inability to offer products or services; and

●	rumors or public speculation about any of the above factors.

If our annual operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. We estimate these costs to be approximately $125,000 per year and may be higher if our business volume or business activity increases significantly. We estimate that our costs will increase if we are able to successfully uplist to a senior exchange such as the NYSE American or NASDAQ stock exchanges.

To the extent that funds generated from any private placements, public annual reports and/or bank financing are insufficient, we will have to raise additional working capital and no assurance can be given that additional financing will be available, or, if available, will be on acceptable terms. The recent interest rate hikes and the present conditions and state of the United States and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. These conditions potentially raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Techniques employed by short sellers may drive down the market price of the Common Stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.

As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and our prospects to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

It is not clear what effect such negative publicity could have on us. If we were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend significant resources to investigate such allegations and/or defend ourselves.

While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business, and any investment in the Common Stock, and our Warrants could be greatly reduced or even rendered worthless.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the Common Stock and trading volume could decline.

The trading market for the Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades the Common Stock, and/or our Warrants or publishes inaccurate or unfavorable research about our business, the market price for the securities would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the Common Stock, and/or our Warrants to decline.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We may issue preferred stock with terms that could adversely affect the voting power or value of our Common Stock.

Our amended certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Common Stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or upon the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Common Stock.

Since we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, stock price appreciation, if any, will be your sole source of gain.

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, appreciation, if any, in the market price of our Common Stock will be your sole source of gain for the foreseeable future.

We may need additional capital, and we may be unable to obtain such capital in a timely manner or on acceptable terms, or at all. Furthermore, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

To grow our business and remain competitive, we may require additional capital from time to time for our daily operation. In addition to the proceeds of this annual report, we may continue to seek capital through private placement transactions. Our ability to obtain additional capital is subject to a variety of uncertainties, including:

●	our market position and competitiveness in our industry;

●	our future profitability, overall financial condition, results of operations and cash flows; and

●	economic, political and other conditions in the U.S.

We may be unable to obtain additional capital in a timely manner or on acceptable terms or at all. In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

Our existing stockholders have substantial influence over our Company and their interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their securities.

As of the date of this prospectus, certain stockholders of management control an aggregate majority of voting power in us. As a result, these stockholders have substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of our Company and may reduce the price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to patients and clinical trials (“Information Systems and Data”).

Our officers and our IT vendors help identify, assess and manage our cybersecurity threats and risks. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention (including through the use of machine learning, a form of artificial intelligence), patch management, distributed denial of service (DDoS) protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threats and actors; conducting vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; conducting tabletop incident response exercises; and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans and procedures, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, vendor risk management program, employee training and penetration testing.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program, and members of our management team and IT consultants work together to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and report regularly to our board of directors on cybersecurity matters.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, threat intelligence service providers, dark web monitoring services, and other cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, including but not limited to application providers, hosting companies, contract manufacturing organizations and contract research organizations. We have a vendor management program to oversee, identify and manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for vendors that may include, depending on the vendor and nature of services being performed, security questionnaires, review of the vendor’s written security program, review of security assessments, audits and reports, vulnerability scans related to the vendor, security assessment calls with the vendor’s security personnel, and the imposition of certain contractual obligations on the vendor, among other elements, in accordance with the processes outlined in our internal vendor selection, management, and oversight process policy and other internal guidelines. More specifically, the level of assessment may depend on the following: the nature of the services provided and the data the vendors may collect, retain, and utilize, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. Commencing after our uplisting, our Audit Committee, on behalf of the board of directors, will provide oversight of our cybersecurity risk management program.

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team and IT consultants, which includes individuals who have a diverse combination of relevant expertise, experience, education and training. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our team have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight.

Certain members of our management team are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors.

The board of directors receives regular reports from management concerning our cybersecurity risk management program. The board also receives various summaries and/or presentations related to cybersecurity threats, risks and mitigation.

Item 2. Properties

We own no real property interest. The Company leases a small office that is sufficient for our current operations at a monthly rental of $100.  We intend to lease additional office space as our needs require.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We currently have no pending legal or administrative proceedings.

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

Year Ended December 31, 2025
March 31, 2025	$0.150	$0.110
June 30, 2025	$0.135	$0.059
September 30, 2025	$0.090	$0.042
December 31, 2025	$0.042	$0.065

Year Ended December 31, 2024
March 31, 2024	$0.071	$0.290
June 30, 2024	$0.130	$0.300
September 30, 2024	$0.102	$0.280
December 31, 2024	$0.111	$0.230

On March 11, 2026, the closing price of our Common Stock was $0.039

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

Holders of Our Common Stock

As of March 11, 2026, we had 162,569,807 outstanding shares of common stock and approximately 620 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we issued no unregistered securities that have not been previously reported.

Subsequent to December 31, 2025, we issued no unregistered securities that have not been previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

There are “forward looking statements” contained herein. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility or decline of our stock price;

●	Potential fluctuation in annual results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

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

We had a net loss of $2,236,433 for the year ended December 31, 2025. Additionally, we had net cash used in operating activities of $644,842 for the year ended December 31, 2025. At December 31, 2025, we had a working capital deficit of $4,397,372, an accumulated deficit of $9,495,799 and a stockholders’ deficit of $4,388,206, which could have a material impact on our ability to obtain needed capital.

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

Results of Operations

Year Ended December 31, 2025, compared to the Year Ended December 31, 2024.

Revenue. For the years ended December 31, 2025 and 2024, we had revenues of $0 and $217, respectively. We believe that revenues from sales of our planned products will begin during the second or third quarter of 2026, assuming we are able to obtain needed funding, of which there is no assurance.

Operating Expenses. Total operating expenses for the years ended December 31, 2025 and 2024, were $1,774,680 and $1,298,406, respectively. The increase in operating expenses during the year ended December 31, 2025, was primarily due to an increase in our activities relating to our planned products, including development of our proprietary software, website and product packaging, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting and legal, and an increase in our research and development expenses.

General and Administrative Expenses. The increase of $410,301 in general and administrative expenses, from $1,132,785 for the year ended December 31, 2024, as compared to $1,543,086 for the year ended December 31, 2025, was primarily due to the increase in our activities relating to our planned products, including development of our website and product packaging, as well as the payment of monthly fees to our key consultants and fees for professional services, including accounting and legal.

Research and Development. The increase of $65,972 in research and development expenses to $231,593 from $165,621 for the years ended December 31, 2025 and 2024, respectively, was due to our determining to make expenditures in the development of our planned products, including the payment of product study-related expenses. While we expect to continue to incur research and development expenses, we are unable to predict the level of such expenditures, due to the uncertainty of the level of funding that will be available to us.

Other Income/Expense. The decrease of $1,291,745 in total other expense to $461,753 from $1,753,498 for the years ended December 31, 2025 and 2024, respectively, was primarily due to an increase in interest income, change in fair value of derivative liabilities and other income and a decrease in inducement expenses and finance expenses, offset by an increase in interest expenses, loss on debt extinguishment and amortization of debt discount, offset by a reduction in inducement expenses and finance expenses.

Inducement Expense Inducement Expense for the year ended December 31, 2025, was $0 compared to $1,004,574 for the year ended December 31, 2024. The significant decrease was a result of no additional consideration given for the extensions of our OID and convertible notes.

Finance Expense Finance Expenses for the year ended December 31, 2025, was $0 for the year ended December 31, 2024, compared to $677,130 for the year ended December 31, 2024. The significant decrease was related to the issuance of warrants during the year ended December 31, 2024, but none during the year ended December 31, 2025.

Interest Expense. Interest expense for the year ended December 31, 2025, was $91,922 for the year ended December 31, 2024, compared to $56,794 for the year ended December 31, 2024. The increase is due to the issuance of convertible promissory notes during the year.

Amortization of Debt Discount. During the year ended December 31, 2025, we incurred amortization of debt discount expense of $796,276 as compared to $15,000 for the year ended December 31, 20224, for OID and guaranteed interest on convertible notes payable.

Liquidity and Capital Resources

At December 31, 2025, the Company had $0 in cash and a working capital deficit of $4,397,372, compared to $6,741 in cash and a working capital deficit of $2,378,145 at December 31, 2024. The Company does not have sufficient working capital to fund current operating expenses at least through the first quarter of 2026 and will require additional funds. We will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. We did not generate positive cash flows from operating activities during the years ended December 31, 2025, and 2024.

Cash flows used in operating activities for the year ended December 31, 2025, were comprised of a net loss of $2,236,433 reduced by non-cash expenses of $598,536. Non-cash expenses were primarily composed of stock issued for services, amortization of debt discount, change in fair value of derivative liability and loss on extinguishment of debt. Cash flows of $993,055 were also produced by the changes in the levels of operating assets and liabilities, primarily related to an increase in prepaid expenses and accounts payable and accrued expenses, and a decrease in inventory.

Cash flows used in operating activities for the year ended December 31, 2024, were comprised of a net loss of $3,016,884, reduced by non-cash expenses of $1,911,985. Non-cash expenses were primarily composed of stock issued for services, stock issued for research and development, amortization of debt discount, and inducement expenses related to extending our convertible and OID notes and loss on sale of a subsidiary. Cash flows of $444,597 were also used by the changes in the levels of operating assets and liabilities, primarily related to an decrease in prepaid expenses and other assets, offset primarily by an increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $9,166 during the year ended December 31, 2025, was comprised of investment in intellectual property, compared to $0 during the year ended December 31, 2024.

Net Cash Provided by Financing Activities. During the year ended December 31, 2025, cash provided by financing activities of $647,267 included $750,000 from the proceeds from convertible notes payable, $61,024 in proceeds from related parties and $1,252 increase in bank overdraft, offset by $52,951 in deferred offering costs, $12,058 in repayments to related parties and $100,000 used to repay a note payable.

During the year ended December 31, 2024, cash provided by financing activities of $558,708 included $618,708 from the proceeds from convertible notes payable, a $50,000 cash advance from an investor and $5,000 in advance from a related party, offset by $60,000 in deferred offering costs, and $55,000 in repayments of a convertible note and guaranteed interest.

Going Concern

The consolidated financial statements beginning on page F-1 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $4,397,372 at December 31, 2025, and had a net loss from continuing operations of $2,236,433 for the year December 31, 2025, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At December 31, 2025, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Pronouncements. Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found the following recent accounting pronouncements issued, but not yet effective accounting pronouncements, are not expected to have a material impact on the financial statements of the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2025 and 2024, there were no changes, in or disagreements with, our independent auditor.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2025.

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

Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our company’s current directors and executive officers.

Below is a list of our executive officers and directors as of the date of this prospectus.

Name	Age	Position
Jose Antonio Reyes	60	Interim Chief Executive Officer
Scott Silverman	56	Chief Financial Officer and Director
Marvin S. Hausman, M.D.	83	Chief Science Officer
Garth Lees-Rolfe	41	Director
Corain McGinn	56	Director

Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Officers serve at the discretion of our Board of Directors. There are no family relationships between or among our directors and executive officers.

Certain information regarding the backgrounds of our officers and director is set forth below.

Jose Antonio Reyes has served as our Interim Chief Executive Officer since October 1, 2025. Previously, he served as our Chief Executive Officer from September 2024 until his resignation in April 2025. During the period of April 2025 until his appointment as Interim CEO in October 2025, Mr. Reyes served us in a non-executive position. Prior to becoming our Chief Executive Officer, Mr. Reyes served as our Chief Operating Officer from February 2023 until taking over as our Chief Executive Officer in September 2024. From 2017 through 2023, Mr. Reyes served as Director of Executive Relations & Business Development for BlockScience, Inc., where his duties included overseeing the development of internal communications, hiring, monitoring and quality control systems. Mr. Reyes has over 30 years of leadership experience across national and international markets. Previously, Mr. Reyes co-founded and led IGM Global Inc., an executive education media company that provides insights into disruptive technologies and their industry impacts. He also founded Excelorators, Inc., offering corporate leadership development programs at prestigious institutions such as Harvard, MIT, Stanford, and West Point. Additionally, he was the Chief Strategy Officer for Trademark Tours, which specializes in private hospitality and customized education services at Harvard University. Mr. Reyes holds an MA in Communication and Media Studies and an MA in Biblical Studies from Regent University, along with a BA in Public Policy-Telecommunications from Duke University.

Scott J. Silverman has served as our Chief Financial Officer and a director since November 2023. Mr. Silverman has over 30 years of business success on national and international levels, with a highly diverse knowledge of financial, legal and operations management; public company management, accounting and SEC regulations. Mr. Silverman is one of the founders, and since 2007, has served and currently serves as President and CEO of Thornhill Advisory Group, Inc., a multi-national corporate financial management and advisory firm serving clients around the world, and since 2021, has served and currently serves as the CEO of Thornhill Holdings, Ltd, a private equity firm that focuses its investments in the hospitality, technology, construction, real estate and healthcare sectors. Mr. Silverman is also a director nominee of Muliang Viagoo Technology, Inc. (OTC:MULG). From November 2023 to September 2024, he served as the CFO of Vocodia Holdings, Inc (OTC:VHAI), a publicly traded artificial intelligence software company, and from August 2021 through April 2022 as the CFO of Sidus Space, Inc., (NASDAQ:SIDU), a publicly traded Space-as-a-Service company, both of which in his capacities, he oversaw their IPOs. From October 2018 through February 2024, Mr. Silverman also served as the CFO of Healthsnap, Inc. a healthcare Software as a Service (SaaS) platform on the cutting edge of remote patient monitoring and chronic care management and from November 2018 through February 2023 as the CFO of Riverside Miami, LLC, a mixed-use restaurant and entertainment project in Miami, Florida. He has a bachelor’s degree in finance from George Washington University and a master’s degree in accounting from NOVA Southeastern University. We believe that Mr. Silverman is qualified to serve on our board by reasons of the above-mentioned professional experiences and qualifications, specifically as it relates to financial management, accounting controls and financial strategy.

Marvin S. Hausman, M.D.  has served as our Chief Science Officer since September 5, 2023 and served as our Chief Executive Officer from September 2023 through August 2024, and a key consultant to our company from July 2022 until September 2023 and as a director from November 2023 until June 2025. In the five years prior to joining Ludwig, Dr. Hausman served as a consultant with various life science companies including Nova Mentis Life Science, Summit Joint Performance and Designer Genomics. Dr. Hausman is an Immunologist and Board-Certified Urological Surgeon with more than 40 years of drug research and development experience with various pharmaceutical companies, including Bristol Myers International, Mead Johnson Pharmaceutical Co., E.R. Squibb, Medco Research, and Axonyx. An accomplished executive with domestic and international experience, Dr. Hausman successfully executed acquisitions of breakthrough medical technology, in conjunction with formation, funding and launch of several corporations. He is a co-founder of Medco Research Inc., a NYSE biopharmaceutical company acquired by King Pharmaceutical Inc, currently a division of Pfizer. He is a founder of Axonyx Inc., acquired by Torrey Pines Therapeutics, Inc. He is a founder of Entia Biosciences, Inc., which designs and develops natural organic antioxidant food-based products to be used as nutritional supplements in humans and animals. He is founder and President of Northwest Medical Research Partners, Inc., a company specializing in the identification and acquisition of breakthrough pharmaceutical and nutraceutical products. Dr. Hausman is a Member of the Board of Governors of New York University School of Medicine Alumni Association. Dr. Hausman received his medical degree from New York University School of Medicine in 1967.

Garth Lees-Rolfe was appointed to our Board of Directors on June 23, 2025, as an independent director. Mr. Lees-Rolfe has over 20 years of experience in finance, accounting and strategic financial planning. Mr. Lees-Rolfe is the current CFO of ABLi Therapeutics, Inc., a private clinical-stage biotech company and has been since April 2025. Previously Garth was the CFO of Inhibikase Therapeutics, Inc., (NASDAQ: IKT) a publicly traded global clinical-stage biotech company from April 2024 to April 2025 and the VP of Finance from November 2022 to April 2024. Mr. Lees-Rolfe previously served as the Vice-President, Finance for F-Star, Inc., (NASDAQ: FSTX) a publicly traded global clinical-stage biotech company from December 2021 to November 2022. Prior to that, Mr. Lees-Rolfe worked for 16 years in public practice, most of which was with Ernst & Young, most recently as Senior Manager from 2016 to 2021. Mr. Lees-Rolfe earned a Bachelor of Business from the Queensland University of Technology and a Graduate Certificate in Applied Finance from Kaplan Professional. He is a licensed Certified Public Accountant in the state of Massachusetts and a licensed Chartered Accountant of Australia and New Zealand. We believe Mr. Lees-Rolfe is qualified to serve on our board by reasons of the above-mentioned professional experiences and qualifications, specifically as it relates to financial management and business strategy.

Corain McGinn was appointed to our Board of Directors on September 5, 2025, as an independent director Mr. McGinn is an experienced and effective executive with many years working around the globe with both Fortune 100 and emerging companies in technology, pharmaceutical and biotechnology. His focus is on bringing comprehensive and creative solutions that drive impact and revenue. He has worked at the executive level of, for example, Advanced Micro Devices Inc., Microsoft Corp, Merck & Co. (including Merck Research Labs, Merck Latin America, Merck Australia), Novartis AG, Schering-Plough Corporation, Hitachi Ltd. (including Hitachi Data Systems, Hitachi Industrial, and Hitachi Medical), in addition to hundreds of less well known but market leading and innovative companies His work has ranged from providing high-level strategic vision and priorities to drive and create markets; to developing multi-year strategic plans for the use of information technology to improve the pharma research and development process from compound discovery through final clinical studies and FDA approval; and, to designing competitive pricing structures for entry of new pharmaceuticals and technology into crowded markets to gain market share advantages. He currently assists companies who are growing, restructuring, and transforming for the new market paradigms. Mr. McGinn is a licensed attorney in New York and Massachusetts, and also holds a Masters of Business Administration (MBA) in Strategy and Marketing from The McDonagh School of Business at Georgetown University in Washington, DC. He also holds a Joint Honors Bachelor of Laws in Law and Accounting from The Queens University of Belfast, in Northern Ireland. We believe Mr. McGinn is qualified to serve on our board by reasons of the above-mentioned professional experiences and qualifications, specifically as it relates to pharmaceuticals and biotechnology.

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

Involvement in Certain Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Code of Business Conduct and Ethics

On January 2, 2025, the board of directors adopted a Business Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Business Code of Ethics is filed as an exhibit to this annual report.

Corporate Governance

We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by our entire Board of Directors. During the year ended December 31, 2025, our Board of Directors did not hold a meeting, but instead took actions by written consent in lieu of a meeting.

There are no understandings between the Directors of the Company or any other person pursuant to which our officers and directors were or are to be selected as an officer or director.

Independence of Board of Directors

Our board of directors has determined that Garth Lees-Rolfe and Corain McGinn are independent, within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors.

Shareholder Communications with Our Board of Directors

The Company welcomes comments and questions from our shareholders. Shareholders should direct all communications to our Interim Chief Executive Officer, Jose Antonio Reyes, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to respond individually to all communications. We will attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC, so that all shareholders have access to information about us at the same time. Mr. Reyes collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties, unless the communication is clearly frivolous.

Insider Trading Policy

On March 27, 2025, the Company adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

In General

Currently, our management is unable to estimate accurately when, if ever, our company will possess sufficient capital, whether derived from sales revenues, this annual report or otherwise, for the payment of salaries to our management.

As of the date of this Annual Report, there are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of our company, pursuant to any presently existing plan provided by, or contributed to, our company.

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, our named executive officers during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year Ended 12/31		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jose Antonio Reyes(1)	2025		105,000	(2)	-	-	-	-	-	-	105,000	(2)
President, Interim Chief Executive Officer	2024		78,750	(3)	-	-	-	-	-	-	78,750	(3)

Charles Todd	2025		210,000	(4)	-	-	-	-	-	-	210,000	(4)
Former Chief Executive Officer and Former Director	2024	(5)			-	-	-	-	-	-	-

Scott J. Silverman	2025		105,000	(6)	-	-	-	-	-	-	105,000	(6)
Chief Financial Officer, Secretary and Treasurer	2024		105,000	(7)	-	-	-	-	-	-	105,000	(7)

Marvin S. Hausman, M.D	2025		105,000	(8)	-	-	-	-	-	-	105,000	(8)
Chief Science Officer, Former President, and Director, and Former CEO	2024		105,000	(9)	-	-	-	-	-	-	105,000	(9)

(1)	Mr. Reyes served as our Chief Operating Officer from February 2023 until his appointment as our Chief Executive Officer in September 2024 until his resignation as CEO in April 21, 2025 and as our Interim Chief Executive Officer effective as of October 1, 2025. Between April 21, 2025 and October 1, 2025, Mr. Reyes served the Company in a non-executive role.

(2)	All $105,000 of this amount was accrued

(3)	$56,250 of this amount was accrued

(4)	$210,000 of this amount was accrued

(5)	Mr. Todd was not employed by the Company until January, 2025.

(6)	$41,250 of this amount was accrued.

(7)	$48,750 of this amount was accrued.

(8)	$75,000 of this amount was accrued.

(9)	All $105,000 of this amount was accrued.

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

Employment Agreements

Jose Antonio Reyes On April 1, 2024, Jose Antonio Reyes signed an Offer Letter for his employment as our Chief Operating Officer. In September 2024, Mr. Reyes was named as our Chief Executive Officer. In January, 2025, Mr. Reyes resigned as our Chief Executive Officer, but remained in a non-executive position. In October, 2025, Mr. Reyes was appointed our Interim Chief Executive Officer. Pursuant to the terms of his employment, which remained the same throughout his tenure, the Company is obliged to make monthly payments to Mr. Reyes of $8,750, as follows:

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

Marvin S. Hausman, M.D. On April 1, 2024, Marvin S. Hausman., M.D. signed an Offer Letter for his employment as our Chief Science Officer. Additionally, Dr. Hausman served as our Chairman of the Board of Directors until he resigned in April 2025. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Dr. Hausman of $8,750, as follows:

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

From September 5, 2023 until April 1, 2024, Marvin S. Hausman, M.D., served as our Chief Executive Officer. Under his employment agreement, we paid Dr. Hausman $5,000 per month. In addition, we were to pay Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity. The Agreement was terminated on April 1, 2024 when Dr. Hausman signed an offer for his employment as our Chief Science Officer.

Outstanding Equity Awards

Our Board of Directors has made no equity awards and no such award is pending.

Equity Compensation Plan Information

Our Board has adopted the 2024 Stock Incentive Plan (the “Plan”).

The following table sets forth information about our equity compensation plans as of December 31, 2025.

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

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a policy on the timing of awards of options in relation to the disclosure by us of material nonpublic information. During the fiscal year ended December 31, 2025, no Named Executive Officer was awarded stock options, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

As of the filing date, no compensation has been provided to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our capital stock at March 6, 2026, for:

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

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants, preferred stock or restricted stock units held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 16, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares		%
	Beneficially		Beneficially	Effective Voting
Name of Shareholder	Owned		Owned(1)	Power
Common Stock
Named Executive Officers and Directors
Jose Antonio Reyes	0		0%
Scott J. Silverman	0		0%
Marvin S. Hausman, M.D.	243,800,000	(2)	28.26%	See Note 10
Garth Lees-Rolfe	0		0%
Corain McGinn	0		0%
Officers and directors, as a group (3 persons)	243,800,000	(2)	31.69%
5% Owners
Thomas Terwilliger	303,082,053	(3)	35.14%
Baranquilla Investments, LLC (4)	200,000,000	(5)	23.19%
Vasaio Capital, Inc.(6)	200,000,000	(7)	23.191%
Convertible Preferred Stock (8)
Barranquilla Investments, LLC (4)	2,000,000		28.57%
Thomas Terwilliger	3,000,000		42.86%
Vasaio Capital, Inc. (6)	2,000,000		28.57%

*	Less than 1%.

(1)	Based on 862,569,807 shares , which includes (a) 162,569,807 issued and outstanding shares, and (b) 700,000,000 unissued shares that underlie shares of Convertible Preferred Stock..

(2)	200,000,000 of these shares are unissued but underlie currently convertible shares of our Convertible Preferred Stock.

(3)	1,175,992 of these shares are owned by Tadas Trust, James Williams, Trustee, the beneficiary of which is Mr. Terwilliger; and 102,710 of these shares are owned by Barr Irrevocable Trust, the trustee of which trust is Mr. Terwilliger.

(4)	The manager of Barranquilla Investments, LLC is Marvin S. Hausman, M.D., our Chief Science Officer. Dr. Hausman has the sole voting and dispositive control over the shares held by Barranquilla Investments, LLC. The address of this shareholder is 1309 Coffeen Avenue, Suite 1200, Sheridan, Wyoming 82801.

(5)	These shares are unissued but underlie currently convertible shares of our Convertible Preferred Stock owned by Barranquilla Investments, LLC.

(6)	Frank Magliochetti is the Chief Executive Officer of Vasaio Capital, Inc. Mr. Magliochetti has the sole voting and dispositive control over the shares held by Vasaio Capital, Inc. The address of this shareholder is 288 Grove Streeet, Suite 361, Braintree, Massachusetts 02184.

(7)	These shares are unissued, but underlie currently convertible shares of our Convertible Preferred Stock owned by Vasaio Capital, Inc.

(8)	Each share of Convertible Preferred Stock (a) is convertible into 100 shares of our common stock at any time and (b) has the following voting rights: each share of Convertible Preferred Stock shall vote on all matters as a class with the holders of common stock and each share of Convertible Preferred Stock shall be entitled to the number of votes equal to the “conversion rate,” or 100 votes per share.

Equity Compensation Plan Information

Our Board has adopted the 2024 Stock Incentive Plan (the “Plan”).

The following table sets forth information about our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders		$		30,000,000
Equity compensation plan not approved by security holders	-		-	-
Total		$		30,000,000

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2024, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Simple Promissory Note

In November, 2025, the Company issued Promissory Notes to Thornhill Advisory Group (“Thornhill”), a company beneficially owned by our Chief Financial Officer, in the principal amount of $9,018 bearing the interest rate of 1% per annum, with principal and interest repayable in full on or before January 30, 2026. The Note was repaid in February 2026.

In December, 2025, the Company issued Promissory Notes to Thornhill for $8,865 bearing the interest rate of 8% per annum, with principal and interest repayable in full on or before January 30, 2026.. The Note was repaid in February 2026.

On March 10, 2025, we issued a simple promissory note to our former Chief Executive Officer, Charles Todd, Jr., in the principal amount of $36,912. This promissory note bears an interest rate of eight (8%) per annum, and is not convertible. The principal and accrued interest of the note is due on September 30, 2025, in the event that the we fail to repay this promissory note on September 30, 2025, the note will become immediately due and payable and Mr. Todd will have the right to renegotiate the terms of this promissory note. On March 12, 2026, Mr. Todd agreed to extend the Promissory Note until May 31, 2026.

On December 17, 2024, we issued a simple promissory note to our Interim Chief Executive Officer Jose Antonio Reyes in the principal amount of $5,000. This promissory note bore interest at the rate of eight (8%) per annum, and was not convertible. The maturity date of the principal and accrued interest of the note was March 31, 2025, in the event that the we failed to repay this promissory note on March 31, 2025, the note became immediately due and payable and Mr. Reyes had the right to renegotiate the terms of this promissory note. In May 2025, the Company redeemed the promissory note in the principal amount of $5,000 and accrued interest of $165.

Common Stock Repurchase Agreement

Effective August 10, 2023, we entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Worthington Financial Services, Inc. (“Worthington”), pursuant to which we repurchased 171,162,746 shares of our Common Stock (the “Worthington Shares”). In payment of such shares, we issued a promissory note (the “Worthington Note”) in the principal amount of $122,873 that bears interest at 8% per annum. The Worthington Note was originally due on the earlier to occur of (1) our receipt of the first $500,000 in proceeds in an Offering (of which there is no assurance) and (2) August 31, 2024. Under the Worthington Note, an event of default occurs if (1) we fail on the maturity date to pay timely the principal and accrued interest or (2) fail to timely file with OTC Markets or any regulatory agency, including the SEC, a required filing or (3) fail to timely pay, in full, any creditor or note holder of our Company. Upon any such event of default, the then-unpaid principal amount shall bear interest at 18% per annum. In addition to customary rights of a creditor, upon an event of default under the Worthington Note, Worthington shall have the right, in its sole discretion, to rescind the Repurchase Agreement and to have the Worthington Shares reissued to it. The Note has been extended until March 31, 2026.

Intellectual Property Conveyance

On September 16, 2024, we entered into the IP Agreement, with our Chief Science Officer, Marvin S. Hausman, M.D., and Nova. The basis for the IP Agreement is that certain mRNA Neuro Panel and Serotonin Assay, lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (the “Patent”), the invention of which was done by Hausman in collaboration with Nova Mentis Life Science Corp.

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

In addition to the Patent, the Conveyance related to the following: (1) those serotonin assay(s) being developed by Dr. Kiminobu Sugaya at the University of Central Florida, including, but not limited to, preclinical and clinical data deriving therefrom or associated therewith; (2) exosome development protocol currently active at the laboratory of Dr. Kiminobu Sugaya at the University of Central Florida, including blood samples sent from the laboratory of Dr. Viviana Trezza and analysis data thereof obtained by Fabrizio Ascone; (3) work product and output of the Autism Spectrum Disorder (ASD) and Fragile X Syndrome (FSX) Patient Observational Study commissioned by Nova and conducted by Dr. Sugaya; and (4) work product and output of the Ambert/Molinaro Evaluation of 30 to 40 ASD patient mRNA cheek swab samples sent to genetic lab of Irina Borodowsky and analyzed by Dr. Kyle Ambert PhD as to genetic biomarkers and indices in the ASD questionnaire developed by John Molinaro.

In consideration for the Conveyance, the Company, Hausman and Nova agreed to the following reciprocal terms:

(a)	As to Hausman: Hausman shall accept the Conveyance, directed by Hausman to the Company for future potential Commercialization, as a full and non-recourse waiver, release and satisfaction of any obligations now owed or owing to him by Nova, including, but not limited to, payment of the Consulting Consideration. Other than as to a breach of the IP Agreement, Hausman expressly waived and released Nova from any and all claims, known or unknown, he might assert against it, which waiver and release is willful, knowing, intelligent, and voluntary.

(b)	As to the Company: As consideration for its receipt of the Patent from Nova, as directed thereto by Hausman, the Company agreed to:

a.	for a term of 10 years beginning on September 16, 2024, (the “Royalty Term”), allocate a royalty (the “Nova Royalty”) comprised of 5% of all revenue derived from the Commercialization, to be paid in equal amounts of 2.5% each to Nova and Hausman, until such time as Hausman shall have received an amount equal to the Consulting Consideration, whereupon Nova shall, thereafter, receive the full 5% for the balance of the Royalty Term; and

b.

issue to Nova 750,000 shares of Company common stock (the “Consideration Shares”), which Consideration Shares shall immediately vest upon the execution of the IP Agreement, though subject to the following “lock-up” restrictions, to wit:

i.	the Consideration Shares shall be subject to a one-year “lock-up,” during which the Consideration Shares may not be sold;

ii.	at the expiration of such one-year “lock-up,” Nova may sell up to 500 Consideration Shares during the next six-month period; and

iii.	at the expiration of such six-month period, Nova may sell up to 100,000 Consideration Shares per quarter.

c.	As to Nova: In consideration for the mutual promises and benefits in favor of Nova under the IP Agreement, Nova shall effect the Conveyance and shall be entitled to no further payment or consideration, other than as expressly set forth herein. Other than as to a breach of the IP Agreement, Nova expressly waived and released Hausman from any and all claims, known or unknown, it might assert against him, which waiver and release is willful, knowing, intelligent, and voluntary.

Commercial Registered Agent

We pay Corporate World, Inc. $350 annually for its registered agent services, which include mail-forwarding and similar administrative services.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2025 and 2024, for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (b) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (c) services rendered in connection with tax compliance, tax advice and tax planning and (d) all other fees for services rendered.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$54,600	$56,500
Audit Related	$4,500	$4,500
Fees	$0	$0
Tax	$0	$0
All Other Fees	$0	$0
Total	$59,100	$61,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

Ludwig Enterprises, Inc. - Audited Consolidated Financial Statements for the Years Ended December 31, 2025 and 2024

(2)	Financial Statement Schedules: None

(3)	Exhibits:

			Incorporated by Reference to:
Exhibit No.:	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended through November 30, 2022	S-1/A	333-271439	3.1	Filed previously.
3.2	Certificate of Amendment to Articles of Incorporation filed December 19, 2022	S-1/A	333-271439	3.2	Filed previously.
3.3	Amended and Restated Bylaws	8-K	21294972	3.3	Filed previously.
4.1	Promissory Note dated February 7, 2022, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.1	Filed previously.
4.2	Promissory Note dated November 4, 2021, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.2	Filed previously.
4.3	Promissory Note dated October 1, 2022, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.3	Filed previously.
4.4	Promissory Note dated November 1, 2022, in favor of Homeopathic Partners, Inc.	S-1/A	333-271439	4.4	Filed previously.
4.5	Promissory Note dated September 1, 2022, in favor of Steven J. Preiss	S-1/A	333-271439	4.5	Filed previously.
4.6	Promissory Note dated August 30, 2022, in favor of Michael Magliochetti, Jr.	S-1/A	333-271439	4.6	Filed previously.
4.7	Promissory Note dated August 30, 2022, in favor of Michael Magliochetti, Jr.	S-1/A	333-271439	4.7	Filed previously.
4.8	Promissory Note dated August 31, 2022, in favor of Christopher Wald	S-1/A	333-271439	4.8	Filed previously.
4.9	Promissory Note dated December 1, 2022, in favor of Brandon Ivery	S-1/A	333-271439	4.9	Filed previously.
4.10	Promissory Note dated December 1, 2022, in favor of Carlesha Chambers	S-1/A	333-271439	4.10	Filed previously.
4.11	Promissory Note dated November 28, 2022, in favor of Jeffery Lee	S-1/A	333-271439	4.11	Filed previously.
4.12	Promissory Note dated November 28, 2022, in favor of Kim Farahay	S-1/A	333-271439	4.12	Filed previously.
4.13	Promissory Note dated December 1, 2022, in favor of Kim Farahay	S-1/A	333-271439	4.13	Filed previously.
4.14	Promissory Note dated January 12, 2022, in favor of Eileen Farahay	S-1/A	333-271439	4.14	Filed previously.
4.15	Promissory Note dated January 12, 2022, in favor of Russ Kaminski	S-1/A	333-271439	4.15	Filed previously.
4.16	Promissory Note dated December 1, 2022, in favor of John Dymond	S-1/A	333-271439	4.16	Filed previously.
4.17	Promissory Note dated December 1, 2022, in favor of Carl La Rue	S-1/A	333-271439	4.17	Filed previously.
4.18	Promissory Note dated December 1, 2022, in favor of Brent Lunde	S-1/A	333-271439	4.18	Filed previously.
4.19	Specimen Stock Certificate evidencing the shares of Common Stock	S-1/A	333-271439	4.19	Filed previously
4.20	Note Extension Agreements between Registrant and Michael Magliochetti, Jr.	S-1/A	333-271439	4.20	Filed previously.

4.21	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. (2/7/22 Promissory Note)	S-1/A	333-271439	4.21	Filed previously.
4.22	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. (11/4/22 Promissory Note)	S-1/A	333-271439	4.22	Filed previously.
4.23	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. (10/21/22 Promissory Note)	S-1/A	333-271439	4.23	Filed previously.
4.24	Note Extension Agreement between Registrant and Steven J. Preiss	S-1/A	333-271439	4.24	Filed previously.
4.25	Note Extension Agreement between Registrant and Christopher Wald	S-1/A	333-271439	4.25	Filed previously.
4.26	Promissory Note dated January 16, 2023, in favor of William R. Yahner, Jr.	S-1/A	333-271439	4.26	Filed previously.
4.27	Promissory Note date August 10, 2023, in favor of Worthington Financial Services, Inc.	S-1/A	333-271439	4.27	Filed previously.
4.27.1	Note Extension Agreement between Registrant and Homeopathic Partners, Inc. through April 1, 2023	S-1/A	333-271439	4.27.1	Filed previously
4.28	Note Extension Agreement between Registrant and Michael Magliochetti through April 1, 2023	S-1/A	333-271439	4.28	Filed previously
4.29	Note Extension Agreement between Registrant and Michael Magliochetti through April 1, 2023	S-1/A	333-271439	4.29	Filed previously.
4.30	Note Extension Agreement between Registrant and Christopher Wald through April 1, 2023	S-1/A	333-271439	4.30	Filed previously.
4.31	Note Extension Agreement between Registrant and Steven Preiss through April 1, 2023	S-1/A	333-271439	4.31	Filed previously.
4.32	Note Extension Agreement between Registrant and William Yahner through April 1, 2023	S-1/A	333-271439	4.32	Filed previously.
4.33	Form of Extension Letter for Notes Dated March 22, 2021	S-1	333-284885	4.33	Filed previously
4.34	Form of Promissory Notes issued between March 28, 2024 and January 10, 2025	S-1	333-284885	4.34	Filed previously
4.35	Form of Extension Letter for Notes Dated Between November 4, 2021, and November 1, 2022.	S-1	333-284885	4.35	Filed previously
4.36	2024 Stock Incentive Plan	S-8	333-281926	4.1	Filed previously
4.37	Form of Warrant	8-K	24673557	4.1	Filed previously
4.38	Form of Promissory Note	8-K	24673557	4.2	Filed previously
4.39	Promissory Note between the Company and Jose Antionio Reyes dated December 17, 2024	S-1	333-284885	4.39	Filed previously
4.40	Description of Registrant’s Securities				Filed herewith.
4.41	Convertible Promissory Note, dated February 5, 2026, by and between Company and Alumni Capital LLC	8-K	26619306	4.1	Filed previously
4.42	Form of Common Stock Purchase Warrant, dated February 5, 2026	8-K	26619306	4.2	Filed previously
10.1	Employment Agreement dated June 15, 2022, between Registrant and Anne B. Blackstone	S-1/A	333-271439	10.3	Filed previously.
10.2	Business Services Contract dated July 2, 2022, between Registrant and Grace Health Technology Corporation	S-1/A	333-271439	10.6	Filed previously.
10.3	Consulting Agreement dated July 1, 2022, between Registrant and Kyle Ambert, PhD	S-1/A	333-271439	10.7	Filed previously.
10.4	Agreement between Registrant and Xikoz, Inc.	S-1/A	333-271439	10.8	Filed previously.
10.5	Asset Purchase agreement between the Registrant and Designer Genomics International Corporation.	S-1/A	333-271439	10.9	Filed previously.
10.6	Agreement between Registrant and Dr. Kim Farhay and Dr. Jeff Lee	S-1/A	333-271439	10.11	Filed previously.
10.7	Common Stock Repurchase Agreement between Registrant and Worthington Financial Services, Inc.	S-1/A	333-271439	10.12	Filed previously.
10.8	Stock Purchase Agreement dated December 31, 2024, between the Company and Marijuana, Inc.	8-K	25512755	10.1	Filed previously
10.9	Promissory Note dated January 1, 2025, $100,000 principal amount, Marijuana, Inc., as maker, in favor of the Company.	8-K	25512755	10.2	Filed previously
10.10	Pledge Agreement dated January 1, 2025, between the Company and Marijuana, Inc.	8-K	25512755	10.3	Filed previously
10.11	Intellectual Property Conveyance Agreement among the Company, Marvin S. Hausman, M.D. and Nova Mentis Life Science Corp.	8-K	241302753	10.1	Filed previously
10.12	Form of Common Stock Purchase Agreement	8-K	24673557	10.1	Filed previously
10.13	Form of Registration Rights Agreement	8-K	24673557	10.2	Filed previously
10.14	Form of Securities Purchase Agreement	8-K	24673557	10.3	Filed Previously

10.15	Executive Employment Agreement Between Registrant and Marvin S. Hausman, M.D.	S-1/A	333-271439	10.16	Filed previously
10.16	Form of Securities Purchase Agreement entered into between March 28, 2024 and January 10, 2025	S-1	333-284885	10.16	Filed previously
10.17	Termination Agreement between Registrant and Marvin S. Hausman	S-1/A	333-271439	10.13	Filed previously
10.18	Termination Agreement between Registrant and Homeopathic Partners, Inc.	S-1/A	333-271439	10.14	Filed previously
10.19	Consulting Agreement dated July 1, 2022 between Registrant and Homeopathic Partners, Inc.	S-1/A	333-271439	10.4	Filed previously
10.20	Consulting Agreement dated July 1, 2022, between Registrant and Marvin S. Hausman, M.D.	S-1/A	333-271439	10.5	Filed previously
10.21	Employment Agreement with Chief Executive Officer dated April 21, 2025	8-K	25859313	10.1	Filed previously
10.22	Securities Purchase Agreement, dated February 5, 2026, by and between the Company and Alumni Capital LP	8-K	26619306	10.1	Filed previously
10.23	Capital Markets Advisory Agreement with Exchange Listing dated April 26, 2024	S-1/A	333-284885	10.23	Filed previously
10.24	2026 Equity Incentive Plan	S-1/A	333-284885	10.24	Filed previously
14.1	Code of Business Conduct and Ethics	10-K	25788508	14.1	Filed previously
19.1	Insider Trading Policy	10-K	25788508	19.1	Filed previously
21.1	Subsidiaries of Registrant	S-1/A	333-271439	22.1	Filed previously
23.1	Consent of Assurance Dimensions, Inc., Independent Registered Public Accounting Firm				Filed herewith
31.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350				Filed herewith
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed herewith

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC.

Dated: March 16, 2026.	By:	/s/ Jose Antonio Reyes
Jose Antonio Reyes
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Jose Antonio Reyes	Interim Chief Executive Officer	March 16, 2026
Jose Antonio Reyes	[Principal Executive Officer]

/s/ Scott J. Silverman	Chief Financial Officer	March 16, 2026
Scott J. Silverman	[Principal Financial Officer and Principal Accounting Officer] and Director

/s/ Garth Lees-Rolfe	Director	March 16, 2026
Garth Lees-Rolfe

/s/ Corain McGinn	Director	March 16, 2026
Corain McGinn

INDEX TO FINANCIAL STATEMENTS

Ludwig Enterprises, Inc.

Audited Financial Statements for the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’

of Ludwig Enterprises Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ludwig Enterprises, Inc. (the Company) as of December 31, 2025, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced a net loss and negative cash flows from operations for theyear ended December 31, 2025, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

March 16, 2026

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

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit of $7,259,366 at December 31, 2024. For the year ended December 31, 2024, the Company incurred net loss of $3,016,884 and net cash used in operations of $660,302. In addition, the Company continues to experience negative cash flows from operations. The Company’s ability to continue as a going concern is dependent on its ability to raise debt or equity-based capital at favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

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

Coral Springs, Florida
March 28, 2025

Ludwig Enterprises, Inc.

Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$-	$6,741
Inventory	4,529	3,048
Prepaid expenses	14,881	27,767
Deferred offering cost	112,951	60,000
Note receivable	106,000	100,000
Total Current Assets	238,361	197,556

Intangible assets, net of accumulated	9,166	-
Total Assets	$247,527	$197,556

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$1,252	$-
Accounts payable and accrued expenses	791,383	353,109
Accounts payable and accrued expenses – related party	811,422	268,875
Notes payable	1,270,009	1,370,009
Convertible notes payable, net	1,171,413	578,708
Notes payable - related party	54,795	5,000
Derivative liability	535,459	-
Total Current Liabilities	4,635,733	2,575,701
Total Liabilities	4,635,733	2,575,701

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding at December 31, 2025 and 2024	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 162,569,807 and 160,512,807 shares issued and outstanding at December 31, 2025 and 2024	162,568	160,511
Additional paid in capital	4,938,025	4,713,710
Accumulated deficit	(9,495,799)	(7,259,366)
Total Stockholders’ Deficit	(4,388,206)	(2,378,145)
Total Liabilities and Stockholders’ Deficit	$247,527	$197,556

The accompanying notes are an integral part of these financial statements.

Ludwig Enterprises, Inc.

Statements of Operations

	Years Ended December 31,
	2025	2024

Revenues	$-	$217

Operating expenses
General and administration expenses	1,543,087	1,132,785
Research and development	231,593	165,621
Total operating expenses	1,774,680	1,298,406

Net loss from operations	(1,774,680)	(1,298,189)

Other income (expense)
Interest income	6,000	-
Other income	2,333	-
Inducement expense	-	(1,004,574)
Finance expense	-	(677,130)
Interest expense	(91,922)	(56,794)
Loss on debt extinguishment	(117,217)	-
Gain on Change in fair value of derivative liability	535,329	-
Amortization of debt discount	(796,276)	(15,000)
Total other expense	(461,753)	(1,753,498)

Net loss before taxes	(2,236,433)	(3,051,687)
Income tax benefit	-	-
Loss from continuing operations	$(2,236,433)	$(3,051,687)

Income from discontinued operation, net of tax	$-	$34,803

Net loss	$(2,236,433)	$(3,016,884)

Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.02)
Basic and diluted income per common share from discontinued operations	$0.00	$0.00
Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	161,824,928	158,606,794

The accompanying notes are an integral part of these financial statements.

Ludwig Enterprises, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	7,000,000	$7,000	155,464,808	$155,463	$2,618,454	$(4,242,482)	$(1,461,565)

Common stock issued for services	-	-	1,718,000	1,718	316,082	-	317,800
Common stock issued for R&D expenses	-	-	750,000	750	100,050	-	100,800
Common stock issued for inducement expense	-	-	2,580,000	2,580	624,220	-	626,800
Warrants issued for commitment fee	-	-	-	-	677,130	-	677,130
Warrants issued for inducement expense and debt discount	-	-	-	-	377,774	-	377,774
Cancellation of common stock	-	-	(1)	-	-	-	-
Net loss	-	-	-	-	-	(3,016,884)	(3,016,884)
Balance, December 31, 2024	7,000,000	$7,000	160,512,807	$160,511	$4,713,710	$(7,259,366)	$(2,378,145)

Common stock issued for services	-	-	2,057,000	2,057	224,315	-	226,372
Net loss	-	-	-	-	-	(2,236,433)	(2,236,433)
Balance, December 31, 2025	7,000,000	$7,000	162,569,807	$162,568	$4,938,025	$(9,495,799)	$(4,388,206)

The accompanying notes are an integral part of these financial statements.

Ludwig Enterprises, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(2,236,433)	$(3,016,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	226,372	317,800
Stock issued for research and development	-	100,800
Stocks issued for inducements	-	1,004,574
Stock warrants issued for finance cost	-	677,130
Gain on sale of subsidiary	-	(203,319)
Amortization of debt discount	796,276	15,000
Loss on extinguishment of debt	117,217	-
Change in fair value of derivative liability	(535,329)	-
Changes in operating assets and liabilities:
Inventory	(1,481)	(3,048)
Note Receivable	(6,000)	-
Prepaid expenses	12,886	(23,634)
Unearned fee	-	(50,000)
Accounts payable and accrued liabilities	464,741	316,154
Accounts payable and accrued liabilities – related party	516,909	205,125
Net Cash Used in Operating Activities	(644,842)	(660,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	(9,166)	-
Net Cash Used in Investing Activities	(9,166)	-

Cash Flows from Financing Activities:
Deferred offering cost	(52,951)	(60,000)
Proceeds from related party	61,024	5,000
Repayments to related party	(12,058)	-
Proceeds from convertible notes payable - net	750,000	618,708
Repayment of convertible note and guaranteed interest	-	(55,000)
Repayment of note payable	(100,000)	-
Cash advance from investor	-	50,000
Increase in bank overdraft	1,252
Net Cash Provided by Financing Activities	647,267	558,708

Net change in cash	(6,741)	(101,594)
Cash, beginning of year	6,741	108,335
Cash, end of year	$-	$6,741

Supplemental cash flow information:
Cash paid for interest	$12,768	$5,000

Supplemental disclosure of non-cash financing activity
Original issuance debt and guaranteed interest as debt discount	$-	$15,000
Derivative liability recognized as debt discount	$953,571	$-
Note receivable acquired in exchange with sale of subsidiary	$-	$100,000
Derivative liability recognized in connection with extinguishment of debt	$117,217	$-

The accompanying notes are an integral part of these financial statements.

LUDWIG ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Note 1 – Organization and Nature of Operations

Organization and Nature of Operations

Ludwig Enterprises, Inc. (“the Company”), a Nevada Corporation (incorporated February 2006).

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

As of December 31, 2024, the Company disposed of or dissolved all of its subsidiaries. Accordingly, the financial statements for the year ended December 31, 2025 reflect only the parent company. The comparative financial statements for the year ended December 31, 2024 include the accounts of the Company and its subsidiaries, which were consolidated during that period.

Liquidity, Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended December 31, 2025, the Company had:

●	Net loss of $2,236,433; and

●	Net cash used in operations was $644,842

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $9,495,799

●	Stockholders’ deficit of $4,388,206; and

●	Working capital deficit of $4,397,372

As of December 31, 2025, the Company has cash deficit of $1,252 and has incurred recurring losses from operations. The management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance date of these financial statements (the “Evaluation Period”).

The Company does not expect to generate sufficient revenues and positive cash flows from operations to meet its current obligations as they become due within the Evaluation Period. However, the Company will need to obtain and is exploring additional sources of financing including potential sources of debt or equity-based capital and/or strategic transactions at favorable terms, though such terms are not certain.

As a result of these conditions and uncertainties, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued, and management’s plans do not alleviate that substantial doubt.

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

Management’s strategic plans include the following:

●	Raising funds to execute business operations more fully during the year ending December 31, 2026,

●	Seek out strategic acquisitions of health care technology; and

●	Explore prospective partnership opportunities

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant inter-company accounts and transactions in the accounts of the Company and its wholly owned subsidiaries, mRNA for Life, Inc. which was incorporated in May, 2022, and Precision Genomics, Inc., which was incorporated in November , 2022 and were both dissolved in October 2024 and Exousia AI, Inc, which was incorporated in June 2023 and was sold in December 2024. In the opinion of management, these consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards

Reclassification

Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net income (loss), or cash flows for any periods presented.

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

Significant estimates during the years ended December 31, 2025 and 2024 include valuation of stock-based compensation, uncertain tax positions, the fair value determination of investment in convertible preferred stock, fair value determination of derivative liability and the valuation allowance on deferred tax assets.

Emerging Growth Company Status

The Company is an emerging growth company, as defined by the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates to public and private companies until the earlier of the date that (i) the company is no longer an emerging growth company or (ii) the company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

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

The Company’s financial instruments are carried at historical cost. At December 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The non-marketable equity securities are carried at cost less any impairment, adjusted for observable price changes of similar investments of the same issuer. On a annual basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the statements of operations as other expense.

At December 31, 2025 and 2024, the Company held 10,000 Series B Convertible Preferred Stock as an investment valued at $0. The Series B Convertible Preferred Stock are convertible into 47,000,000 shares of Marijuana, Inc. on the contingency of Marijuana, Inc. successfully uplisting to qualified exchange.

As this investment is valued at $0 there were no further indicators of impairment during the years ended December 31, 2025 and 2024.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2025 and 2024, respectively, the Company had $0 and $217 in cash and equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2025 and 2024, the Company’s cash balances did not exceed FDIC insured limit.

Inventory

Inventory consists solely of finished goods (swabs used in collection kits) and is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. Management evaluates inventory for excess and obsolescence on a annual basis by comparing on-hand quantities to historical and projected usage and records write-downs to net realizable value as necessary. Inventory was $4,529 and $3,048 as of December 31, 2025 and 2024, respectively. Samples distributed for promotional purposes are expensed as advertising. No inventory obsolescence expense was recorded during the years ended December 31, 2025 and 2024.

Convertible Notes with Fixed Rate Conversion Options

The Company has entered into and, may enter into additional convertible notes, some of which may contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance.

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

Debt Issuance Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Statements of Operations.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluated all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

The Company incurred research and development expenses of $231,593 and $165,621 for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2025 and 2024, respectively.

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

The Company recognized $255,160 and $216,318 in marketing and advertising costs during the years ended December 31, 2025 and 2024, respectively.

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

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price

●	Expected dividends,

●	Expected volatility,

●	Expected life of option

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

At December 31, 2025 and 2024, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	December 31,	December 31,
	2025	2024

Convertible Preferred Stock(1)	700,000,000	700,000,000
Convertible notes	31,238,000	4,840,000
Common stock issuable	-	100,000
Warrant	5,145,943	5,145,943
Total	705,177,181	710,085,943

(1)	Each share of preferred stock (7,000,000 shares) is convertible into 100 shares of common stock.

For purposes of the diluted net loss per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented

Related Parties

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The purchase price under the Exousia SPA for 100% ownership of EXO is $203,319, payable by Purchaser by delivery of (a) 10,000 shares of Purchaser Series B Convertible Preferred stock (the “Purchaser Shares”), (b) purchaser assuming responsibility for current liabilities of $103,319, and (c) a $100,000 principal amount promissory note (the “Purchaser Note”). Series B Convertible Preferred stock is convertible into 4,700 Purchaser common stock. The Purchaser Note bears interest at eight percent (8%) per annum, with principal and accrued interest due December 31, 2025. The Note is currently in default.

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

At December 31, 2025 and 2024, the Company had no assets or liabilities classified as discontinued operation.

The following is a summary of discontinued operations for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
	2025	2024
Revenue	$-	$13,037

Operating Expenses:
General and administration expenses	-	57,621
Research and development	-	123,932
Total operating expenses	$-	$181,553

Loss from discontinued operations	$-	$(168,516)

Gain on sale of subsidiary	-	203,319

Income from discontinued operation, net of tax	$-	$34,803

The following is a summary of discontinued cash flows for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
Cash Flows from Operating Activities:	2025	2024
Net loss	$-	$(168,516)
Changes in operating assets and liabilities:
Prepaid expenses	-	4,133
Accounts payable	-	53,319
Unearned fee	-	50,000
Net Cash Used in Operating Activities	-	(61,064)

Cash Flows from Operating Activities:
Proceeds received from parent company	-	86,346
Repayments to parent company	-	(126,354)
Net Cash Used in Financing Activities	-	(40,008)

Net change in cash	-	(101,072)
Cash, beginning of period	-	101,072
Cash, end of period	$-	$-

Supplemental disclosure of non-cash financing activity
Forgiveness of loans from parent company	$-	$238,549

Note 4 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of December 31, 2025. During the year ended December 31, 2025, the Company agreed to extend the maturity dates of all notes to March 31, 2026 without any penalties nor consideration. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of December 31, 2025 and 2024, the Company had outstanding Notes Payable of $1,270,009 and $1,370,000, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2023	$-
Proceeds (face amount of note)	628,708
Guaranteed interest recorded to convertible note payable	5,000
Original issue debt discount	(10,000)
Guaranteed interest – debt discount	(5,000)
Repayments including guaranteed interest	(55,000)
Amortization of debt discount	15,000
Balance - December 31, 2024	578,708
Proceeds (face amount of note)	750,000
Derivative liability recognized as debt discount	(953,571)
Amortization of debt discount	796,276
Balance – December 31, 2025	$1,171,413

Convertible Notes Payable are summarized as follows:

Note issued in 2025

In January 2025, the Company entered into securities purchase agreements (the “SPAs”) with 2 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $100,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE or NYSE American stock exchanges.

In April and May 2025, the Company entered into securities purchase agreements (the “SPAs”) with 7 individuals, pursuant to which the Company agreed to issue to the Investors Promissory Notes (the “Notes”), in the aggregate principal amount of $650,000 with an interest rate of 8% per annum. The Notes mature twelve (12) months from the dates of issue. If, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible with variable conversion price during the year ended December 31, 2025 amounted to $1,070,788, and $953,571 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $117,217 was recognized as loss on extinguishment of debt.

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

On April 3, 2025 the Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity dates did not result in significant change, however, the amendment of conversion price was fundamentally different from the existing debt and resulted in an extinguishment of the debt. Accordingly, the Company recorded a loss on extinguishment of debt of $117,217.

In January 2026, the Company extended the maturity dates of all notes listed above to March 31, 2026. The Company evaluated the modification of terms and concluded that the extension of the maturity dates did not result in significant and consequential changes to the economic substance of the debt, and thus resulted in a modification of the debt and not an extinguishment of the debt. Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments. Accordingly, no gain or loss on debt extinguishment was recorded.

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

Interest expense and amortization of debt discount

During the years ended December 31, 2025, and 2024, the Company recorded interest expense for notes payable and convertible notes of $91,922 and $56,794, respectively.

During the years ended December 31, 2025, and 2024, the Company recorded amortization of debt discount of $796,276 and $15,000, respectively.

Note 5 – Derivative liability

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of April, 3, 2025, issuance date of convertible notes and December 31, 2025.

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

During the year ended December 31, 2025, in connection with the convertible notes payable and a conversion feature which converts into common shares at the Liquidity Event, the Company determined our derivative liability feature from the noteholder’s conversion for the convertible notes is not clearly and closely related to the host and accounted for it as a bifurcated derivative liability. As a result, the Company calculated the derivative liability based on the conditional liquidity event, the IPO or the Maturity. As of December 31, 2025, the pricing of the IPO was assumed to be between $7.00 and $9.00 per share and probabilities were assigned not only for the IPO, but at different price points within the range from $7.00 to $9.00 per Unit.

As of the date of issuance of the convertible notes and December 31, 2025, the estimated fair values of the liabilities measured on a recurring basis were based on the following Black Scholes inputs:

	Initial	December 31,
	Date	2025
Expected conversion price	$5.95 - $11.70	$3.84 - $7.65
Expected term	0.22 - 1.00 years	0.25 - 0.35 years
Expected average volatility	135% - 205%	288% - 297%
Expected dividend yield	-	-
Risk-free interest rate	3.92% - 4.34%	3.63% - 3.67%
Expected IPO Price	$7.00 - $9.00	$7.00 - $9.00

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2025 and 2024:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2024	-
Initial recognition of derivative liability - conversion feature	953,571
Loss on extinguishment of derivative liability	117,217

Gain on change in fair value of the derivative	(535,329)
Balance - December 31, 2025	$535,459

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

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. The agreement continues until terminated by either party with 60 days’ written notice. As of December 31, 2025 and 2024, the Company has accrued $98,058 and $56,375 in fees payable to Thornhill Advisory Group, Inc. The aggregate commitment under the agreement is $8,750 per month until termination.

On April 1, 2024, Jose Antonio Reyes. signed an Offer Letter for his employment as our Chief Operating Officer. In September 2024, Mr. Reyes was named as our Chief Executive Officer. In Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Mr. Reyes of $8,750, as follows:

Beginning from the execution date of the Offer Letter and continuing until the Company raises $750,000 in equity or debt financing (the “Accrual Period”), the Company is obligated to make the monthly payments described in the following table:

Funds Raised	Paid Monthly	Accrued Monthly
$0 – $250,000	$3,750	$5,000
$250,000 – $750,000	$5,000	$3,750

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. As of December 31, 2025 and 2024, the Company has accrued $161,250 and $56,250 in fees payable, respectively, to Mr. Reyes. The aggregate commitment under the agreement is $8,750 per month until termination. (See Note 9).

On April 1, 2024, Marvin S. Hausman., M.D. signed an Offer Letter for his employment as our Chief Science Officer. Additionally, Dr. Hausman served as our Chairman of the Board of Directors until he resigned in April 2025. Pursuant to the terms of his employment, the Company is obliged to make monthly payments to Dr. Hausman of $8,750, as follows:

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

From September 5, 2023 until April 1, 2024, Marvin S. Hausman, M.D., served as our Chief Executive Officer. Under his employment agreement, we paid Dr. Hausman $5,000 per month. In addition, we were to pay Dr. Hausman an amount equal to 10% of gross sales revenues attributable to Dr. Hausman’s efforts, in perpetuity. The Agreement was terminated on April 1, 2024 when Dr. Hausman signed an offer for his employment as our Chief Science Officer.

As of December 31, 2025 and 2024, the Company has accrued $205,000 and $100,000f in fees payable, respectively, to Dr. Hausman. The aggregate commitment under the agreement is $8,750 per month until termination. (See Note 9).

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Science Officer and former Chairman of the Board of Directors. Additionally, the Company and Nova Mentis entered into a royalty agreement requiring payment of 5% of gross sales, payable 2.5% each to Dr. Marvin Hausman and to Nova Mentis, for a period of ten years beginning with the first commercial sale of the related product. The Company recognized the purchase of the patent as an R&D development and recorded R&D expense of $100,800 in 2024. As of December 31, 2025, the Company has not generated any sales under this arrangement and, accordingly, no royalty expense or liability has been recognized in the accompanying financial statements. Future royalty payments, if any, are contingent upon the Company generating sales and will be recognized as incurred.

Note 7 – Stockholders’ Deficit

The Company has two (2) classes of stock:

Common Stock

●	1,250,000,000 shares authorized

●	$0.001 par value

●	Voting at 1 vote per share

At December 31, 2025 and 2024, the Company had 162,569,807 and 160,512,807 shares of common stock issued and outstanding, respectively.

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

At December 31, 2025 and 2024, the Company had 7,000,000 and 7,000,000 shares of Preferred stock issued and outstanding, respectively.

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

During the year ended December 31, 2024, the Company issued 2,580,000 shares of common stock for inducement expense as follows:

●	2,080,000 shares of common stock as inducements to enter into promissory notes with the Company, valued at $0.25 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $520,000;

●	500,000 shares of common stock as inducements to enter into promissory notes with the Company, valued at $0.2136 per share, the closing price on the date of issue as quoted on OTCMarkets.com, for a total of $106,800.

Equity Transactions for the Year Ended December 31, 2025

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

Note 8 – Warrants

In February 2024, the Company issued 2,604,667 warrants in connection with the Purchase Agreement (Note 4), valued at $677,130. The Warrants expire five (5) years from the date of issuance. The warrants were earned and issued without recourse upon signature of the Purchase Agreement (Note 4) and recorded as a finance expense. The exercise price per warrant shall be calculated by dividing $30,000,000 by the total number of outstanding shares of common stock as of the exercise date.

In July 2024, the Company issued 2,541,276 warrants in connection with the extension of maturity of notes payable (Note 4), valued at $377,774 recorded as an inducement expense. The Warrants expire two (2) years from the date of issuance with an exercise price of $0.30 per share.

A summary of activity of the warrants during the years ended December 31, 2025, and 2024 is follows:

	Number of Warrants Outstanding	Weighted Average Exercise price	Weighted Average Remaining life (year)
Outstanding at December 31, 2023	-	$-	-
Grant	5,145,943	0.25	2.52
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2024	5,145,943	$0.25	2.85
Grant	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2025	5,145,943	$0.25	1.85

Exercisable at December 31, 2025	5,145,943	$0.25	1.85

The aggregate intrinsic value of the warrants as of December 31, 2025 and 2024 was $0. All of the outstanding warrants are exercisable as of December 31, 2025.

Valuation

The Company utilizes the Black-Scholes model to value its warrants at the date of issuance of warrants. The Company utilized the following assumptions to fair value the warrants issued during the year ended December 31, 2024. There were no warrants issued during the year ended December 31, 2025:

December 31, 2024

Expected term (in years)	2 -5 years
Expected average volatility	241 – 338%
Expected dividend yield	-
Risk-free interest rate	4.13 – 4.43%
Weighted average fair value of warrants	$0.10

Note 9 – Related party transactions

The Company had the following activity related to its due to related party:

	December 31,	December 31,
	2025	2024
Due on demand loan with 8% interest	$-	$5,000
Note payable (1% interest)	9,018	-
Note payable (8% interest)	45,777	-
	$54,795	$5,000

In August 2024, The Company and Nova Mentis entered into a royalty agreement requiring payment of 5% of gross sales, payable 2.5% each to Dr. Marvin Hausman, our Chief Science Officer and former Chairman of the Board of Directors and to Nova Mentis Life Sciences Corp., for a period of ten years beginning with the first commercial sale of the related product. As of December 31, 2025, the Company has not generated any sales under this arrangement and, accordingly, no royalty expense or liability has been recognized in the accompanying financial statements. (See Note 6)

In December, 2024, the Company issued a Promissory Note to our former chief executive officer, Jose Antonio Reyes in the principal amount of $5,000. The Note matures on September 30, 2025 and carries an interest rate of 8% per annum. In May, 2025, the Company redeemed the Note made with Mr. Reyes in the principal amount of $5,000 and accrued interest of $165.

On March 10, 2025, the Company issued a Promissory Note to our former chief executive officer, Charles Todd, in the principal amount of $36,912. The Note matures on September 30, 2025 and carries an interest rate of 8% per annum. In March, 2026, Mr. Todd extended the maturity of the Promissory Note until May 31, 2026.

In November, 2025, the Company issued Promissory Notes to Thornhill Advisory Group (“Thornhill”), a company beneficially owned by our Chief Financial Officer, in the principal amount of $9,018 bearing the interest rate of 1% per annum, with principal and interest repayable in full on or before January 30, 2026. On February 6, 2026, the Company redeemed the Note made with Thornhill in the principal amount of $9,018 and accrued interest of $21.

In December, 2025, the Company issued Promissory Notes to Thornhill for $8,865 bearing the interest rate of 8% per annum, with principal and interest repayable in full on or before January 30, 2026. On February 6, 2026, the Company redeemed the Note made with Thornhill in the principal amount of $8,865 and accrued interest of $95.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense related to related party notes of $1,650 and $0, respectively.

During the years ended December 31, 2025 and 2024, our former CEO, Mr. Todd, paid operating expense of $15,247 and $0 on behalf of the Company and the Company repaid $7,058 and $0 respectively.

During the years ended December 31, 2025 and 2024, the Company paid Thornhill, $56,250 and $41,250, pursuant to the CFO Agreement (See Note 6).

During the years ended December 31, 2025 and 2024, the Company paid to Jose Antonio Reyes, our Interim Chief Executive Officer, $3,750 and $11,250, respectively (See Note 6).

Note 10  – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate and state tax rates of 25.35% to loss before taxes), are approximately as follows:

	December 31,	December 31,
	2025	2024
Federal income tax benefit–-21%	$(418,000)	$(232,000)
State income tax–-4.35%	(85,600)	(48,000)
Non-deductible items	336,400	-
Subtotal	(167,200)	(280,000)
Change in valuation allowance	167,200	280,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024 are approximately as follows:

Schedule of Deferred Tax Assets and Liabilities

	December 31,	December 31,
	2025	2024
Amortization of debt discount	$-	$(3,800)
Unpaid Liabilities	(244,800)
Share based payments		(532,300)
Net operating lass carryforwards	(1,576,900)	(973,000)
Total deferred Tax assets	(1,821,700)	(1,509,100)
Less valuation allowance	1,821,700	1,509,100
Net deferred tax asset recorded	$-	$-

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

During the year ended December 31, 2025, the valuation allowance increased by approximately $167,200. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2025, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $6,222,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $6,222,084 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and Florida jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2025 and 2024, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 11 – Segment Reporting

The Chief Executive Officer or Interim CEO (“CEO”) is the chief operating decision maker (“CODM”) who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment – developing products that use mRNA genetic biomarkers to potentially assess the occurrence of inflammation, and, as a result, inflammation related chronic diseases. Within this segment, our products will be sold into the Medical markets.

The CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Note 12 – Subsequent Events

On February 5, 2026, the Company entered into a securities purchase agreement (the “SPA”), pursuant to which the Company agreed to issue to the Investor a Promissory Note (the “Note”), dated February 5, 2026, in the principal amount of $250,000. The Note was funded by the Investor on February 5, 2026, with the Company receiving funding of $200,000, net of OID of $50,000. The Note matures on May 4, 2026.

In connection with the Note, the Company also issued a warrant to purchase up to $250,000 of shares of common stock at an exercise price of $0.06 per share. The exercise price of the warrant may be reset once in the event that the Company completes a registered stock offering at a price per share below $0.06. The warrant carries piggyback registration rights and expires on February 5, 2031.

On February 5, 2026, the Company repaid a related party promissory note to Thornhill Advisory Group (“Thornhill”), a company beneficially owned by our Chief Financial Officer, in the principal amount of $9,018 and accrued interest of $21.

On February 5, 2026, the Company repaid a related party promissory note to Thornhill for $8,865 and accrued interest of $95.

On February 26, 2026, pursuant to a certain Securities Exchange Agreement (“SEA”), the Company agreed to exchange 10,000 shares of Exousia Pro, Inc, (f/k/a Marijuana Inc.) for 2,000,000 shares of Exousia Bio, Inc., (f/k/a LAMY). (“LMMY”). Also pursuant to the SEA, the Company agreed to enter into a lock-up agreement whereby the Company shall be prohibited from selling any shares of LMMY for a period of 1 year, and then shall be permitted to sell up to 20,000 shares of LMMY per month for the following six months (“Leak-Out Period”).

If, (a) on the expiration date of the Leak-Out Period, the closing price of LMMY’s common stock, as reported on OTCMarkets.com, shall be less than $4.00 per share (the “Evaluation Price”) and, (b) if, on any trading day during the Lock-Up Period, the closing price of LMMY’s common stock shall not have equaled or exceeded $4.00 per share (the “Deficient Lock-Up Period Price”), then Pro Holding shall be required to transfer additional shares of its common stock (the “Additional Exchange Shares”, which shall be included in the term “Exchange Shares” for all purposes herein), in accordance with the following formula: The Evaluation Price multiplied by the True-Up Percentage (where by True-Up Percentage equals the Deficient Lock-Up Period Price divided by the Evaluation Price) equals the number of Additional Exchange Shares.

On March 12, 2026, the Company and its former CEO, Charles Todd, Jr., entered into an agreement whereby the Company will pay to Mr. Todd $275,147 as settlement of accrued salary and his outstanding note payable of $36,912, plus 8% interest on the outstanding balance of his Promissory Note with a face value of $36,912 within 7 days of a consummation of an up-listing of the Company’s common stock on a national trading exchange and accompanying fund raise. Additionally, Mr. Todd will immediately be issued 4,597,090 restricted shares of the Company’s common stock.