Form 10-Q
period 2026-03-31
LUDWIG ENTERPRISES, INC.
filed 2026-05-29
CIK 1960262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 167,166,897 as of May 28, 2026.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Ludwig Enterprises, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$18,323	$-
Inventory	4,529	4,529

Prepaid expenses	3,720	14,881
Deferred offering cost	122,834	112,951
Note receivable	106,000	106,000
Total Current Assets	255,406	238,361

Other investment	1,000,000	-
Intangible assets, net of accumulated	9,166	9,166
Total Assets	$1,264,572	$247,527

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$-	1,252
Accounts payable and accrued liabilities	1,954,852	$1,602,805
Notes payable	1,270,009	1,270,009
Convertible notes payable, net	1,391,620	1,171,413
Due to related party	36,912	54,795
Warrant liability	151,000	-
Derivative liability	488,874	535,459
Total Current Liabilities	5,293,267	4,635,733

Total Liabilities	5,293,267	4,635,733

Stockholders’ Deficit
Preferred stock: 7,000,000 authorized; $0.001 par value, 7,000,000 shares issued and outstanding	7,000	7,000
Common stock: 1,250,000,000 authorized; $0.001 par value, 167,166,897 and 162,569,807 shares issued and outstanding, respectively	167,165	162,568
Additional paid in capital	5,074,092	4,938,025
Accumulated deficit	(9,276,952)	(9,495,799)
Total Stockholders’ Deficit	(4,028,695)	(4,388,206)
Total Liabilities and Stockholders’ Deficit	$1,264,572	$247,527

See accompanying notes to these condensed financial statements.

Ludwig Enterprises, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$-	$-

Operating expenses
General and administration expenses	555,679	450,687
Research and development	9,300	74,234
Total operating expenses	564,979	524,921

Net loss from operations	(564,979)	(524,921)

Other income (expense)
Interest income	-	2,000
Other income	-	2,333
Interest expense	(91,552)	(20,355)
Change in fair value of warrant liability	(25,000)	-
Change in fair value of derivative liability	46,585	-
Amortization of debt discount	(146,207)	-
Gain on equity securities exchange	825,000	-
Unrealized gain on marketable security	175,000	-
Total other income (expense)	783,826	(16,022)

Net income (loss) before taxes	218,847	(540,943)
Income tax benefit	-	-
Net income (loss)	$218,847	$(540,943)

Basic income (loss) per common share	$0.00	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	163,591,383	161,182,240
Weighted average number of common shares outstanding, diluted	864,591,383	161,182,240

See accompanying notes to these condensed financial statements.

Ludwig Enterprises, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended March 31, 2026

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2025	7,000,000	$7,000	162,569,807	$162,568	$4,938,025	$(9,495,799)	$(4,388,206)

Common stock issued for settlement expenses	-	-	4,597,090	4,597	174,689	-	179,286

Reversal of previously recognized stock-based compensation	-	-	-	-	(38,622)	-	(38,622)

Net income	-	-	-	-	-	218,847	218,847
Balance, March 31, 2026	7,000,000	$7,000	167,166,897	$167,165	$5,074,092	$(9,276,952)	$(4,028,695)

For the three months ended March 31, 2025

	Convertible				Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	7,000,000	$7,000	160,512,807	$160,511	$4,713,710	$(7,259,366)	$(2,378,145)

Common stock issued for services	-	-	1,057,000	1,057	165,315	-	166,372
Net loss	-	-	-	-	-	(540,943)	(540,943)
Balance, March 31, 2025	7,000,000	$7,000	161,569,807	$161,568	$4,879,025	$(7,800,309)	$(2,752,716)

See accompanying notes to these condensed financial statements.

Ludwig Enterprises, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$218,847	$(540,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued for services	-	166,372
Stock issued for settlement of claims	179,286	-
Reversal of previously recognized stock-based compensation	(38,622)	-
Interest income	-	(2,000)
Amortization of debt discount	146,207	-
Change in fair value of warrant liability	25,000
Change in fair value of derivative liability	(46,585)	-
Gain on equity securities exchange	(825,000)	-
Unrealized gain on marketable security	(175,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	11,161	9,220
Accounts payable and accrued liabilities	352,047	277,789
Net Cash Used in Operating Activities	(152,659)	(89,562)

Cash Flows from Financing Activities:
Deferred offering cost	(9,883)	(52,767)
Proceeds from related party	-	52,159
Repayments to related party	(17,883)	-
Proceeds from convertible notes payable - net	200,000	100,000
Repayment the bank overdraft	(1,252)	-
Net Cash Provided by Financing Activities	170,982	99,392

Net change in cash	18,323	9,830
Cash, beginning of period	-	6,741
Cash, end of period	$18,323	$16,571

Supplemental cash flow information:
Cash paid for interest	$12,768	$5,000
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Recognition of warrant liability	$126,000	$-
Exchange of 2,500,000 shares of LMMY common stock in exchange for MAJI preferred shares	$825,000	$-

See accompanying notes to these condensed financial statements.

LUDWIG ENTERPRISES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2026

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

As reflected in the accompanying financial statements, for the three months ended March 31, 2026, the Company had:

●	Net income of $218,847; and

●	Net cash used in operations was $152,659

Additionally, at March 31, 2026, the Company had:

●	Accumulated deficit of $9,276,952

●	Stockholders’ deficit of $4,028,695; and

●	Working capital deficit of $5,037,861

As of March 31, 2026, the Company has cash on hand of $18,323 and has incurred recurring losses from operations. The management evaluated the Company’s ability to continue as a going concern for the twelve months following the issuance date of these financial statements (the “Evaluation Period”).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026, and 2025, and cash flows for the three months ended March 31, 2026, and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed with the SEC on March 16, 2026.

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

Significant estimates during the three months ended March 31, 2026, and 2025, include valuation of stock-based compensation, the fair value determination of investment in common stock and convertible preferred stock, and fair value determination of derivative liabilities.

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

The Company’s financial instruments, including cash, deferred offering cost, note receivable, prepaid expenses, and accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2026 and December 31, 2025,the Company had $18,323 and $0 in cash and equivalents, respectively.

Convertible Notes

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

Debt Discount and Issuance Costs

For certain notes issued, the Company may provide the debt holder with an original issue discount (OID). Debt issuance costs paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Statements of Operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The Company incurred research and development expenses of $9,300 and $74,234 for the three months ended March 31, 2026, and 2025 respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included as a component of general and administrative expense in the statements of operations. Marketing and advertising costs primarily consisted of preparation of our go-to-market strategy, development of our consumer packaging and website design.

The Company recognized $74,250 and $179,910 in marketing and advertising costs during the three months ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Basic and Diluted Income (Loss) per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible preferred stock, convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

The following represents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income (loss)	$218,847	$(540,943)
Interest on convertible debts	1,973	-
Net income (loss) - diluted	$220,820	$(540,943)

Denominator:
Weighted average common shares outstanding	163,591,383	161,182,240
Effect of dilutive shares
Convertible notes	1,000,000	-
Preferred stock	700,000,000	-
Diluted	864,591,383	161,182,240

Net income per common share:

Basic - Net income (loss)	$0.00	$(0.00)
Diluted - Net income (loss)	$0.00	$(0.00)

At March 31, 2026 and 2025, respectively, the Company had the following common stock equivalents, which are potentially dilutive equity securities:

	March 31,	March 31,
	2026	2025
Convertible Preferred Stock	700,000,000	700,000,000
Convertible notes	55,333,702	6,787,080
Warrant	9,312,610	5,145,943

(1)	Each share of preferred stock (7,000,000 shares) is convertible into 100 shares of common stock.

For purposes of the diluted net income (loss) per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net income (loss) per share applicable to common stockholders were the same for all periods presented.

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

Recently Issued Accounting Pronouncements

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

Note 3 – Notes Payable and Convertible Notes Payable

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of March 31, 2026. On April 5, 2026, the Company agreed to extend the maturity dates of some notes to September 30, 2026 without any penalties or consideration. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of March 31, 2026 and December 31, 2025, the Company had outstanding Notes Payable of $1,270,009 and $1,270,009, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2025	$1,171,413
Guaranteed interest recorded to convertible note payable	250,000
Original issue debt discount (“OID”)	(50,000)
Warrant liability recognized at a discount	(126,000)
Amortization of debt discount	146,207
Balance - March 31, 2026	$1,391,620

Note issued in 2026

On February 5, 2026, the Company entered into a Securities Purchase Agreement with Alumni Capital LP (“Alumni”) (“Alumni SPA Agreement”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Alumni Note”) together with the Alumni Warrant. The aggregate cash purchase price received for both instruments was $200,000 (after OID of $50,000), and the Alumni Note originally matured on May 4, 2026, and on May 4, 2026 the maturity was extended to June 15, 2026. The proceeds are allocated first to the warrant liability based on their fair value and the residual is allocated to the remaining debt.

The Alumni Note bears no stated interest. Upon an event of default as defined by the Alumni SPA Agreement, default interest accrues at 15% per annum, and the holder may convert the outstanding balance into common shares, require redemption upon an Event of Default. The Alumni Note is convertible on maturity or after the event of default. The conversion price is the lowest traded price during the twenty (20) business days immediately prior to delivery of a conversion notice multiplied by seventy percent (70%). The conversion feature becomes exercisable only upon an event of default. Accordingly, management concluded no bifurcated derivative existed as of March 31, 2026.

The Alumni Note is also subject to mandatory redemption upon the consummation of any subsequent financing of $2,000,000 or more.

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

Notes issued in 2024

Between March 2024 and November 2024, the Company entered into securities purchase agreements (the “SPAs”) with 16 individuals in the aggregate of $578,708 with an interest rate of 8%. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE OR NYSE American stock exchanges. On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date. In March, 2026, the Company agreed to extend the maturity dates of their Notes to September 30, 2026.

Modification and Extinguishment of Convertible Notes Payable

In March 2026, the Company extended the maturity dates of some notes listed above to September 30, 2026. The Company evaluated the modification of terms and concluded that the extension of the maturity dates did not result in significant and consequential changes to the economic substance of the debt, and thus resulted in a modification of the debt and not an extinguishment of the debt. Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments. Accordingly, no gain or loss on debt extinguishment was recorded.

Interest expense and amortization of debt discount

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense for notes payable and convertible notes of $91,552 and $20,355, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded amortization of debt discount of $146,207 and $0, respectively.

Note 4 – Derivative and Warrant liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

Convertible notes

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined the embedded conversion feature to be a derivative liability to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2025 and March 31, 2026.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on the Company’s stock price. Expected volatility is based on the historical stock price volatility of comparable companies and our common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

During the three months ended March 31, 2026 and year ended December 31, 2025, in connection with the convertible notes payable and a conversion feature which converts into common shares at the time of an uplist to a senior exchange such as the NYSE American or NASDAQ, the Company determined our derivative liability feature from the noteholder’s conversion for the convertible notes is not clearly and closely related to the host and accounted for it as a bifurcated derivative liability. As a result, the Company calculated the derivative liability based on the conditional liquidity event, the IPO or the Maturity. As of March 31, 2026, the pricing of the IPO was assumed to be between $7.00 and $9.00 per share after the expected reverse stock split occurs (1 for 200 shares) and probabilities were assigned not only for the IPO, but at different price points within the range from $7.00 to $9.00 per Unit. As of March 31, 2026, and the issue date of this interim report, the reverse split has not occurred.

As of March 31, 2026, for the convertible notes, the estimated fair values of the liabilities measured on a recurring basis were based on the following Black Scholes inputs:

	March 31,	December 31,
	2026	2025
Expected conversion price(1)	$6.63 - $8.48	$3.84 - $7.65
Expected term	0.05 - 0.50 years	0.25 - 0.35 years
Expected average volatility	100% - 266%	288% - 297%
Expected dividend yield	-	-
Risk-free interest rate	3.72% - 3.74%	3.63% - 3.67%
Expected IPO price	$7.00 - $9.00	$7.00 - $9.00
Expected common stock price(1)	$8.98	$5.20

(1)	On March 31, 2026 and December 31, 2025, the company is estimating a reverse stock split of 1:100 and 1:200, respectively.

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2026 (no derivative liability during the three months ended March 31, 2025):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2025	$535,459
(Gain) on change in fair value of the derivative	(46,585)
Balance - March 31, 2026	$488,874

Warrant Liability

The Alumni Warrant does not qualify for equity classification under ASC 815-40 and is recorded as a liability and recognized as a Level 3 fair value with changes in fair value recorded in the income statement at each reporting date (Note 3). The Company determined the embedded feature, allowing Alumni to require the Company to repurchase the Alumni Warrant for cash, in the event of a change of control, to be a liability, and used the Monte Carlo pricing model to calculate the fair value as of issuance date (February 5, 2026) and March 31, 2026.

At the issuance date, the Alumni Warrant was recorded at its estimated fair value of $126,000 and recorded as a debt discount.. At March 31, 2026, the fair value was remeasured to $151,000, resulting in a loss on derivative liability of $25,000 recognized during the three months ended March 31, 2026.

As of initial date and March 31, 2026, for the warrant, the estimated fair values of the liability measured on a recurring basis were based on the following Monte Carlo inputs:

	Initial	March 31,
	Date	2026
Expected conversion price(1)	Variable up to $6.00	Variable up to $12.00
Expected term to qualified offering date	0.23 years	0.21 – 4.85 years
Expected average volatility	105% - 110%	115% - 140%
Expected dividend yield	-	-
Risk-free interest rate	3.64% - 3.71%	3.68% - 3.87%
Expected common stock price(1)	$6.00	$8.98
Probability of qualified offering event	80%	90%

(1)	On initial date (February 5, 2026) and March 31, 2026, the company is estimating a reverse stock split of 1:100 and 1:200, respectively.

The following table summarizes the changes in the warrant liability during the three months ended March 31, 2026 (no derivative liability during the three months ended March 31, 2025):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2025	$-
Addition of new derivatives recognized as debt discount - warrant	126,000
Loss on change in fair value of the derivative	25,000
Balance - March 31, 2026	$151,000

Note 5 – Warrants

In February 2026, the Company issued a Common Stock Purchase Warrant (the “Alumni Warrant”) in connection with the Alumni SPA Agreement (Note 3). The Alumni Warrant entitles Alumni to purchase up to 4,166,667 shares of the Company’s common stock at an exercise price of $0.06 per share, and expires on February 5, 2031, five years from the date of issuance. The Alumni Warrant is exercisable immediately and may be exercised for cash or, after the six-month anniversary of issuance, on a cashless basis if no effective registration statement is filed.

A summary of activity of the warrants during the three months ended March 31, 2026, is as follows:

	Number of Warrants Outstanding	Weighted Average Exercise price	Weighted Average Remaining life (year)
Outstanding at December 31, 2025	5,145,943	$0.25	2.85
Grant	4,166,667	0.06	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2026	9,312,610	$0.16	3.06

Exercisable at March 31, 2026	9,312,610	$0.16	3.06

The aggregate intrinsic value of the warrants as of March 31, 2026 was $0.

Note 6 – Stockholders’ Equity

The Company has two (2) classes of stock:

Common Stock

●	1,250,000,000 shares authorized

●	$0.001 par value

●	Voting at 1 vote per share

On March 12, 2026, the Company issued 4,597,090 shares of common stock to a former CEO as part of the settlement compensation, fair valued at $179,286.

At March 31, 2026, and December 31, 2025, the Company had 167,166,897 and 162,569,807 shares of common stock issued and outstanding, respectively.

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

At March 31, 2026 and 2025, the Company had 7,000,000 shares of Preferred stock issued and outstanding.

Note 7 – Commitments and Contingencies

On November 15, 2023, we entered into a Financial Advisory Services Agreement with Thornhill Advisory Group, Inc., a financial consulting firm owned by Scott J. Silverman, who, in conjunction with the execution the CFO Agreement, was appointed as our Chief Financial Officer. Under the CFO Agreement, the Company is obligated to make monthly payments of $8,750, as follows:

Beginning from the execution date of the CFO Agreement and continuing until the Company raises $750,000 in equity or debt financing (the “Accrual Period”), the Company is obligated to make the monthly payments described in the following table:

Funds Raised	Paid Monthly	Accrued Monthly
$0 – $250,000	$3,750	$5,000
$250,000 – $750,000	$5,000	$3,750

Upon the Company’s raising of $750,000, the Company shall pay the accrued amount in cash. Thereafter, the Company shall pay the entire monthly payment without accrual. The agreement continues until terminated by either party with 60 days’ written notice. As of March 31, 2026 and 2025, the Company has accrued $77,802 and $98,058 in fees payable to Thornhill Advisory Group, Inc. The aggregate commitment under the agreement is $8,750 per month until termination.

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

As of March 31, 2026, and December 31, 2025, the Company has accrued $219,500 and $205,000 in fees payable, respectively, to Dr. Hausman. The aggregate commitment under the agreement is $8,750 per month until termination. (See Note 9).

In August 2024, the Company acquired patent pending (“Patent”) for an mRNA Neuro Panel and Serotonin Assay, which Patent was lodged by Nova on or about April 26, 2024, as U.S. Patent Application 18/705375, International Publication Number WO 2023/077245, captioned as “Diagnosing, Monitoring and Treating Neurological Disease with Psychoactive Tryptamine Derivatives and mRNA Measurements” (“IP” or “Patent”) from Nova Mentis Life Science Corp. in exchange for the issuance of 750,000 shares of common stock with a fair market value of $100,800, the forgiveness of $245,712 in consulting fees owed to Dr. Marvis S. Hausman, our Chief Scientific Officer and Chairman of the Board of Directors. Additionally, the Company and Nova Mentis entered into a royalty agreement requiring payment of 5% of gross sales to Nova Mentis for a period of ten years beginning with the first commercial sale of the related product. The Company recognized the purchase of the patent as an R&D development and recorded R&D expense of $100,800 in 2024.  As of March 31, 2026, the Company has not generated any sales under this arrangement and, accordingly, no royalty expense or liability has been recognized in the accompanying financial statements. Future royalty payments, if any, are contingent upon the Company generating sales and will be recognized as incurred.

Note 8 – Related party transactions

The Company had the following activity related to its due to related party:

	March 31,	December 31,
	2026	2025
Note payable (1% interest)	$-	$9,018
Note payable (8% interest)	36,912	45,777
	$36,912	$54,795

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

During the three months ended March 31, 2026, and 2025, the Company recorded interest expense related to related party notes of $809 and $170, respectively.

During the three months ended March 31, 2026, and 2025, our former CEO, Mr. Todd, paid operating expenses of $0 and $15,247 on behalf of the Company and the Company did not make any repayments during either period.

On March 12, 2026, the Company and its former CEO, Charles Todd, Jr., entered into an agreement whereby the Company will pay to Mr. Todd $275,147 in cash as settlement of accrued salary of $160,000, accounts payable of $25,170 and an additional settlement expense of $53,065 and his outstanding note payable of $36,912, plus 8% interest on the outstanding balance of his Promissory Note with a face value of $36,912 within 7 days of a consummation of an up-listing of the Company’s common stock on a national trading exchange and accompanying fund raise. Additionally, Mr. Todd will immediately be issued 4,597,090 restricted shares of the Company’s common stock, valued at $179,286. As a result, the Company recognized loss on settlement of liability related to Mr. Todd of $232,251 in a resolution of deferred compensation as part of the settlement agreement and recorded contingent liability of $238,235 under account payable and accrued liabilities as of March 31, 2026

During the three months ended March 31, 2026, and 2025, the Company paid Thornhill, $11,750 and $5,000, pursuant to the CFO Agreement.

Note 9 - Other Investment

At December 31, 2025, the Company held 10,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) of Exousia Bio, Inc. (formerly L A M Y), with a carrying value of $0. The Series B Preferred Stock is contingently convertible into 47,000,000 shares of Marijuana, Inc. common stock solely upon Marijuana, Inc., a public company controlled by Exousia Bio, Inc. The Series B Preferred Stock can only be converted upon Marijuana, Inc.’s successful uplisting to a qualified exchange.

On February 27, 2026, the Company surrendered the 10,000 shares of Series B Preferred Stock in exchange for 2,500,000 shares of common stock of Exousia Bio, Inc. On the date of the share exchange, the Company recognized a gain on exchange of equity investment of $825,000, which represented the fair value of the 2,500,000 shares of Exousia Bio, Inc. based on the OTCMarkets’ closing mark price of Exousia Bio, Inc’s shares.

The Company accounts for its investment in Exousia Bio, Inc. common stock under ASC 321, Investments — Equity Securities. As the shares have a readily determinable fair value based on quoted OTCMarkets’ prices, the investment is measured at fair value at each reporting date, with unrealized gains and losses recognized in earnings in the period in which they occur. For the three months ended March 31, 2026, the Company recognized an unrealized gain on this investment of $175,000.

The agreement included the following restrictions:

●	Lock-Up Period (1 year from agreement date): No sale of any shares are permitted during the Lock-Up period.

●

Leak-Out Period (6 months afterlock-up): Sales are capped at 20,000 shares per day and 100,000 shares per month.

For the three months ended March 31, 2026, the Company recognized an unrealized gain on other investment of $175,000.

The investment in Exousia Bio, Inc. is remeasured at fair value on a recurring basis. The following table presents the fair value hierarchy as of February 27, 2026 (initial recognition date) and March 31, 2026:

	Fair Value as of February 27, 2026	Unrealized Gain as of March 31, 2026	Fair Value as of March 31, 2026

Other Investment	$825,000	$175,000	$1,000,000

1.	The fair value of the investment is classified as Level 1 in the fair value hierarchy under ASC 820, Fair Value Measurement, as it is based on quoted market prices in active markets for identical assets. Management notes that the existence of the lock-up and leak-out restrictions may affect the liquidity and ultimate realizable value of this investment, and will continue to reassess the fair value at each reporting date with any resulting unrealized gains or losses recognized in earnings consistent with ASC 321. Management concluded the contractual restrictions were specific to the holder and therefore did not affect the unit of account or Level 1 classification under ASC 820.

Note 10 – Segment Report

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

Note 11 – Subsequent Events

On May 1, 2026, the Company entered into an Exclusive Distribution Agreement with Canary Oncoceutics, Inc, a company engaged in the business of distributing and selling diagnostic medical services and products. Pursuant to the Agreement, Canary agrees to be the exclusive distributor of Ludwig’s diagnostic tests in India and guarantees the sale of a minimum of 75,000 units. Under the Agreement Canary will distribute the diagnostic products and complete the testing, after which it will transmit the data to Ludwig for analysis. The results will be sent back to Canary for distribution to its clients. Canary will pay to Ludwig an initiation fee of $25,000 to modify and prepare its software systems to accept Canary’s clinical data and provide return reporting under strict HIPAA-secure data protocols, and based on volume will pay a maximum of $20 per test, with discounts for increased volumes.

On May 13, 2026, the Company entered into a Securities Purchase Agreement with QC Funding LLC (“QC”) (“QC SPA Agreement”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $48,125 (the “QC Note”) together with a Common Stock Purchase Warrant (the “ QC Warrant “) in connection with the QC SPA Agreement. The QC Warrant entitles QC to purchase up to 802,083shares of the Company’s common stock at an exercise price of $0.06 per share, and expires on May 12, 2031, five years from the date of issuance. The QC Warrant is exercisable immediately and may be exercised for cash or, after the six-month anniversary of issuance, on a cashless basis if no effective registration statement is filed. The aggregate cash purchase price received for both instruments was $35,000, and the QC Note matures on November 13, 2026.

The QC Note bears no stated interest. Upon an event of default as defined by the QC SPA Agreement, default interest accrues at 15% per annum, and the holder may convert the outstanding balance into common shares, require redemption upon an Event of Default. The QC Note is convertible on maturity or after the event of default. The conversion price is the lowest traded price during the twenty (20) business days immediately prior to delivery of a conversion notice multiplied by seventy percent (70%).

The QC Note is also subject to mandatory redemption upon the consummation of any subsequent financing of $2,000,000 or more.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Cautionary Statement Regarding Forward Looking Statements” and elsewhere herein. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

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

We had net income of $218,847 (unaudited) for the three months ended March 31, 2026. Additionally, we had net cash used in operating activities of $152,659 (unaudited) for the three months ended March 31, 2026. At March 31, 2026, we had a working capital deficit of $5,037,861 (unaudited), an accumulated deficit of $9,276,952 (unaudited) and a stockholders’ deficit of $4,028,695 (unaudited), which could have a material impact on our ability to obtain needed capital.

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

Results of Operations

Comparison of the Three months ended March 31, 2026, compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, we had revenue from services of $0 and $0, respectively. We expect that revenues from sales of our planned products will begin during the second half of 2026.

Operating Expenses. Total operating expenses for the three months ended March 31, 2026 and 2025, were $564,979 and $524,921, respectively. The increase in operating expenses during the three months ended March 31, 2026, was primarily due to a significant increase in our activities relating sales and marketing as we prepare to bring our product to market, as well as the increase in payments of monthly fees to our key consultants and fees for professional services, including accounting and legal.

General and Administrative Expenses. The increase of $104,992 in general and administrative expenses to $555,679 for the three months ended March 31, 2026, as compared to $450,687 for the three months ended March 31, 2025, was primarily due to a an increase in stock based compensation paid to our former CEO, as well as an increase in our payments of monthly fees to our key consultants and fees for professional services, including accounting and legal offset by a decrease in our activities relating sales and marketing.

Research and Development The decrease of $64,934 in research and development expenses to $9,300 from $74,234 for the three months ended March 31, 2026 and 2025, respectively, were primarily due to a reduction in expenditures in the development of our planned products.

Other Income/Expense. The increase of $799,848 in total other income during the three months ended March 31, 2026 to $783,826 from other expense of $16,022 for the three months ended March 31, 2026 and 2025, respectively, was primarily due to a gain on securities exchange of $825,000 and unrealized gain on equity securities of $175,000 related to the exchange of our equity in MAJI for equity in LMMY and an increase in the fair value of derivative liabilities, offset by an increase in amortization of debt discount and an increase in interest expense associated with our notes payable.

Amortization of Debt Discount. We incurred $146,207 and $0 in amortization of debt discount for OID and guaranteed interest on a convertible note payable during the three months ended March 31, 2026 and 2025, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2026, was $91,552 compared to $20,355 for the three months ended March 31, 2025.

Net Income (Loss). The change to net income of $218,847 from a loss of $540,943 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to non-cash gains related to investment securities and derivative fair value adjustments rather than recurring operating revenues. Specifically, the change from Net Loss to Net Income was due to an increase in fair value of derivative liabilities of $21,585, a gain on equity securities exchange of $825,000 and an unrealized gain on equity securities of $175,000 offset by an increase in interest expense of $73,197, a decrease in other income of $2,333 and an increase in amortization of debt discount of $146,207. Should we be able to obtain needed capital, as we continue to expand our business activities, we expect that our operating expenses for all of 2026 will be in excess of those incurred during the year ended December 31, 2025 However, we are unable to predict our actual operating expenses for all of 2026, due to the uncertainty surrounding our ability to obtain capital.

Liquidity and Capital Resources

March 31, 2026. At March 31, 2026, the Company had $18,323 in cash and a working capital deficit of $5,037,861 compared to $0 in cash and a working capital deficit of $4,397,372, at December 31, 2025. The Company does not have sufficient working capital to fund current operating expenses through the second quarter of 2026. We will need to obtain additional debt or equity-based capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $152,659 during the three months ended March 31, 2026, compared to $89,562 used during the three months ended March 31, 2025.

Cash flows used in operating activities for the three months ended March 31, 2026, were comprised of a net income of $218,847 reduced by non-cash adjustments of $734,714. Non-cash expenses were primarily composed of stock issued for services, amortization of debt discount, change in fair value of derivative and warrant liability, gain on exchange of equity securities and an unrealized gain on equity securities held and loss on settlement of liabilities. Cash flows of $130,857 were also produced by the changes in the levels of operating assets and liabilities, primarily related to an increase in prepaid expenses and accounts payable and accrued expenses, and a decrease in inventory.

Cash flows used in operating activities for the three months ended March 31, 2025, were comprised of a net loss of $540,943, reduced by non-cash expenses of $164,372 and changes to operating assets and liabilities of $287,009. Non-cash expenses were primarily composed of $166,372 in stock issued for services offset by $2,000 in interest expense. Changes in the levels of operating assets and liabilities were related to an increase of $9,220 in prepaid expenses and an increase of $277,789 in accounts payable and accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $-0- during the three months ended March 31, 2026, compared to $-0- during the three months ended March 31, 2025.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $170,982 of net cash during the three months ended March 31, 2026, as compared to $99,392 provided during the three months ended March 31, 2025. All of the cash provided by financing activities resulted from convertible promissory notes issued offset by a repayment of an advance from related parties, an increase in deferred offering costs and a repayment of a bank overdraft.

Notes Payable and Convertible Promissory Notes

Notes Payable - Net

Between June 2012 and October 2023, the Company issued promissory notes to 13 individuals in the aggregate of $1,370,009 with various interest rates ranging from 0% to 12% and maturity dates of March 31, 2026. On April 5, 2026, the Company agreed to extend the maturity dates of some notes to September 30, 2026 without any penalties or consideration. The promissory notes are unsecured. On May 1, 2025, the Company redeemed a Promissory Note with a principal balance of $100,000 and accrued interest of $12,603. As of March 31, 2026 and December 31, 2025, the Company had outstanding Notes Payable of $1,270,009 and $1,270,009, respectively.

Convertible Notes Payable - Net

The Company had the following activity related to its convertible notes payable:

Balance - December 31, 2025	$1,171,413
Guaranteed interest recorded to convertible note payable	250,000
Original issue debt discount	(50,000)
Warrant liability recognized as discount	(126,000)
Amortization of debt discount	146,207
Balance - March 31, 2026	$1,391,620

Note issued in 2026

On February 5, 2026, the Company entered into a Securities Purchase Agreement with Alumni Capital LP (“Alumni”) (“Alumni SPA Agreement”), pursuant to which the Company issued a convertible promissory note in the original principal amount of $250,000 (the “Alumni Note”) together with the Alumni Warrant. The aggregate cash purchase price received for both instruments was $200,000, and the Alumni Note originally matured on May 4, 2026, and on May 4, 2026, the maturity was extended to June 15, 2026.

The Alumni Note bears no stated interest. Upon an event of default as defined by the Alumni SPA Agreement, default interest accrues at 15% per annum, and the holder may convert the outstanding balance into common shares, require redemption upon an Event of Default. The Alumni Note is convertible on maturity or after the event of default. The conversion price is the lowest traded price during the twenty (20) business days immediately prior to delivery of a conversion notice multiplied by seventy percent (70%).

The Alumni Note is also subject to mandatory redemption upon the consummation of any subsequent financing of $2,000,000 or more.

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

Notes issued in 2024

Between March 2024 and November 2024, the Company entered into securities purchase agreements (the “SPAs”) with 16 individuals in the aggregate of $578,708 with an interest rate of 8%. The Notes mature twelve (12) months from the dates of issue. The principal amounts of the notes together with any accrued interest are convertible into common shares at any time prior or at maturity at a price of $0.10 per common share. The Notes, together with any accrued interest, shall automatically convert into common shares at a price of $0.10 per share upon the successful uplisting of the Company’s common stock onto the NASDAQ, CBOE OR NYSE American stock exchanges. On April 3, 2025, the Company entered into Note Extension and Modification Agreements with 11 of our Noteholders, extending the maturity dates on their Notes to December 31, 2025. The conversion features of the notes were modified such that if, prior to the Maturity Date, the Company’s securities are accepted for listing on a national securities exchange (an “Uplist”), then the outstanding principal and interest of the Notes shall automatically convert into Common Stock, at a conversion price equal to: (a) if in connection with the Uplist the Company issues and sells shares of its Common Stock, or securities convertible into or exchangeable for shares of Common Stock, whether in a public offering or a private placement, eighty-five percent (85%) of the per share price paid by the investors in such offering, or (b) otherwise eighty-five percent (85%) of the VWAP of the Common Stock on the day on which the Company’s Common Stock first opens for trading on such exchange, or (b) if the Notes have not previously been converted then upon the Maturity Date, the Conversion Amount shall be convertible, at the election of the Holder, into Common Stock at a conversion rate equal to a eighty-five percent (85%) of the average VWAP for the five Trading Days immediately preceding the Maturity Date. In March, 2026, the Company agreed to extend the maturity dates of their Notes to September 30, 2026.

Modification and Extinguishment of Convertible Notes Payable

In March 2026, the Company extended the maturity dates of some notes listed above to September 30, 2026. The Company evaluated the modification of terms and concluded that the extension of the maturity dates did not result in significant and consequential changes to the economic substance of the debt, and thus resulted in a modification of the debt and not an extinguishment of the debt. Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instruments were less than 10% different from the present value of the remaining cash flows under the original debt instruments. Accordingly, no gain or loss on debt extinguishment was recorded.

Interest expense and amortization of debt discount

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense for notes payable and convertible notes of $91,552 and $20,355, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded amortization of debt discount of $146,207 and $0, respectively.

Going Concern

The unaudited financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, we had a working capital deficit of $5,037,861 at March 31, 2026, and had net income of $218,847 (unaudited) for the three months ended March 31, 2026. The Company’s net income for the quarter was primarily attributable to non-cash gains related to investment securities and derivative fair value adjustments rather than recurring operating revenues. This raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements.

Off Balance Sheet Arrangements

At March 31, 2026, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Stock-based Compensation. The Company accounts for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Interim CEO and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Interim CEO and our Chief Financial Officer concluded that our disclosure controls were not effective at March 31, 2026.

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

As an emerging development stage public company, we have worked diligently to improve processes within our company that increase risk related to transaction processing which can impact our financial reporting. We intend to implement a significant number of manual compensating controls to address this risk.

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

Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this quarterly Report, such internal controls and procedures were not effective.

This Quarterly Report on Form 10-Q does not include an attestation report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to the rules of the SEC that require our company to provide only our company’s management’s report in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we issued no unregistered securities that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026
101.*	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUDWIG ENTERPRISES, INC.

By:	/s/ Jose Antonio Reyes.	Dated: May 29 2026
Jose Antonio Reyes
Interim Chief Executive Officer